Form 10-Q
period 2012-07-31
Lightman Grant, Inc.
filed 2012-09-12
CIK 1489644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2012

or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

LIGHTMAN GRANT, INC.

Delaware (State or other jurisdiction of incorporation or organization)	59-3270650 (I.R.S. Employer Identification No.)

330 Clematis Street, Suite 217, West Palm Beach, Florida 33401 (800) 341-2684 (Company address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 494,448 common shares issued and outstanding as of September 10, 2012.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightman Grant, Inc.
(f/k/a Silver Star International, Inc.)
Balance Sheet
(Successor Company)
	July 31, 2012	April 30, 2012
	(unaudited)

Assets
Current assets
Cash	$161	$161
Prepaid expenses	0	0
Total current assets	161	161

Total Assets	$161	$161

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$2,992	$5,492
Accrued expenses	0	539
Due to related parties	66,807	61,268
Total current liabilities	69,799	67,299

Stockholders' Deficiency:
Preferred "B" stock-20,000,000 authorized $.001 par value 5,000,000 shares issued & outstanding	25,000	25,000
Common stock-300,000,000 authorized $001 par value 494,448 shares issued & outstanding	494	494
Additional paid-in capital	143,686	137,686
Deficit accumulated since quasi reorganization April 30, 2007	(238,818)	(230,318)
Total Stockholders' Deficiency	(69,638)	(67,138)

Total Liabilities & Stockholders' Deficiency	$161	$161
See notes to unaudited interim financial statements.

Lightman Grant, Inc.
(f/k/a Silver Star International, Inc.)
Statement of Operations
(Successor Company)
(unaudited)

	Three Months Ended July 31,
	2012	2011

Revenue	$0	$0

Costs & Expenses:
General & administrative	8,500	6,350
Interest	0	0
Total Costs & Expenses	8,500	6,350

Loss from continuing operations before income taxes	(8,500)	(6,350)
Income taxes	0	0

Net Loss	$(8,500)	$(6,350)

Basic and diluted per share amounts:
Continuing operations	$(0.02)	$(0.01)
Basic and diluted net loss	$(0.02)	$(0.01)

Weighted average shares outstanding (basic & diluted)	494,448	494,448
See notes to unaudited interim financial statements.

Lightman Grant, Inc.
(f/k/a Silver Star International, Inc.)
Statement of Cash Flows
(Successor Company)
(unaudited)
	Three Months Ended July 31,
	2012	2011

Cash flows from operating activities:
Net Loss	$(8,500)	$(6,350)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	6,000	6,000
Expenses paid by related parties	2,500	0
Increase (decrease) in accounts payable & accrued expenses	0	350
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	161	161
Cash-end of period	$161	$161
See notes to unaudited interim financial statements.

Supplemental Cash Flow Disclosure Information:
Payables paid by related parties	$3,039	$0

LIGHTMAN GRANT, INC.

(F/K/A SILVER STAR INTERNATIONAL, inc.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our April 30, 2012 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended July 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.	Recent Court Proceedings:

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

3.	Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred April 30, 2007.

4.	New Accounting Standards

We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:

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

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements

5.	Stockholders’ Equity:

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

6.	Related Party Transactions Not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses and prior obligations paid or assumed by affiliates prior to the establishment of a bank account. Such items totaled $37,807 at July 31, 2012. Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony’s spouse) were valued at $10,000 per year of which $29,000 was unpaid at July 31, 2012.

Fair value of services: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $ 5,400 respectively for the three months ended July 31, 2012 and 2011. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for each respective period. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

    We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Results of Operations

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At July 31, 2012, we had $161 of cash assets and $69,799 of current liabilities, $66,807 of which was due to related parties.

We have had no revenues in the quarters ended July 31, 2012 or 2011. Our operating expenses for the quarter end July 31, 2012 were $8,500 and for the quarter end July 31, 2011 were $6,350 comprised of general and administrative expenses. Our operating expenses increased due to the preparation and filing of a registration statement on Form 10 and subsequent reports with the SEC pursuant to the reporting requirements of the Securities Exchange Act of 1934.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Management related parties have invested $44,040 into the Company in exchange for 380,000 shares of common stock and 5,000,000 shares of Series B Preferred Stock. In addition, management has loaned the Company $37,807 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. At July 31, 2012, we had $161 of cash assets and $69,799 of current liabilities, $66,807 of which was due to related parties. In particular, management has loaned the Company $37,807 and the Company’s securities counsel, Laura Anthony, the wife of our officer and director, is owed $29,000 for legal services in connection with general corporate work, the Registration Statement and subsequent reports. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $5,400 for each of the quarters ended July 31, 2012 and 2011. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for each of the three-month periods ended July 31, 2012 and 2011. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of July 31, 2011 and April 30, 2012, the Company had a cash balance of $161 and $161. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Critical Accounting Policies

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:

4)	measuring the fair value of financial instruments that are managed within a portfolio,
5)	application of premiums and discounts in a fair value measurement, and
6)	additional disclosures about fair value measurements. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information in this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of July 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Lightman Grant’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

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

September 11, 2012

