Form 10-Q
period 2012-10-31
Lightman Grant, Inc.
filed 2012-12-19
CIK 1489644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Lightman Grant, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-3270650 (I.R.S. Employer Identification No.)

800 Delaware Ave P.O. Box 8702,

Wilmington, DE 19801

 (Address of registered agent offices and zip code)

Phone: +86 13909840703

 (Registrant’s telephone number, including area code)

Copy of Communications To:

Bernard & Yam, LLP

Attn: Man Yam, Esq.

401 Broadway, Suite 1708

New York, NY 10013

Phone: 212-219-7783

Facsimile: 212-219-3604

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

494,448 common shares issued and outstanding as of December 10, 2012.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Mine Safety Disclosures.

Item 5.	Other Information.

Item 6.	Exhibits.

SIGNATURES

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lightman Grant, Inc.
(f/k/a Silver Star International, Inc.)
Balance Sheet
(Successor Company)
	October 31, 2012	April 30, 2012
	(unaudited)

Assets
Current assets
Cash	161	161
Prepaid expenses	0	0
Total current assets	161	161

Total Assets	161	161

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	2,992	5,492
Accrued expenses	0	539
Due to related parties	66,807	61,268
Total current liabilities	69,799	67,299

Stockholders' Deficiency:
Preferred "B" stock-20,000,000 authorized $.001 par value 5,000,000 shares issued & outstanding	25,000	25,000
Common stock-300,000,000 authorized $001 par value 494,448 shares issued & outstanding	494	494
Additional paid-in capital	143,686	137,686
Deficit accumulated since quasi reorganization April 30, 2007	(238,818)	(230,318)
Total Stockholders' Deficiency	(69,638)	(67,138)

Total Liabilities & Stockholders' Deficiency	161	161

See notes to unaudited interim financial statements.

Lightman Grant, Inc.
(f/k/a Silver Star International, Inc.)
Statement of Operations
(Successor Company)
(unaudited)

	Six Months Ended October 31,
	2012	2011

Revenue	0	0

Costs & Expenses:
General & administrative	8,500	6,350
Interest	0	0
Total Costs & Expenses	8,500	6,350

Loss from continuing operations before income taxes	(8,500)	(6,350)
Income taxes	0	0

Net Loss	(8,500)	(6,350)

Basic and diluted per share amounts:
Continuing operations	(0.02)	(0.01)
Basic and diluted net loss	(0.02)	(0.01)

Weighted average shares outstanding (basic & diluted)	494,448	494,448
See notes to unaudited interim financial statements.

Lightman Grant, Inc.
(f/k/a Silver Star International, Inc.)
Statement of Cash Flows
(Successor Company)
(unaudited)

	Three Months Ended October 31		Six Months Ended October 31
	2012	2011	2012	2011
Cash flows from operating activities:
Net Loss	$ (8,500)	$ (6,350)	$ (8,500)	$ (6,350)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	6,000	6,000	6,000	6,000
Expenses paid by related parties	2,500	0	2,500	0
Increase (decrease) in accounts payable & accrued expenses	0	350	0	350
Cash used by operating activities:	0	0	0	0

Change in cash	0	0	0	0
Cash-beginning of period	161	161	161	161
Cash-end of period	$ 161	$ 161	$ 161	$ 161

Supplemental Cash Flow Disclosure Information:
Payables paid by related parties	$ 3,039	$ 0	$ 3,039	$ 0

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six month periods ended October 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

We use the address of our registered agent as our American address, which is: 800 Delaware Ave P.O. Box 8702, Wilmington, DE 19801.

2.	Recent Court Proceedings:

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

Resultant Change in Control: In connection with the Order and subsequent shareholder meeting, Michael Anthony became our sole director and President on December 12, 2007.In exchange for an aggregate capital investment of approximately $19,040 by Century Capital Partners on November 19 2007 we issued 380,000 common shares representing approximately 76.9% of our common stock outstanding on that date. In exchange for an aggregate capital investment of $25,000 by Corporate Services International, Inc. on February 18, 2009 we issued 5,000,000 convertible preferred shares. The preferred shares represent a common share equivalent of 99% of outstanding shares. Mr. Anthony is the managing member of Century Capital partners and has sole voting and dispositive control. Corporate Services International is a company in which our director, Michael Anthony, is a controlling shareholder.

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

November 19, 2007, in exchange for approximately $19,040 of capital investments by Century Capital Partners we issued 380,000 shares of restricted $.001 par value common stock. Mr. Anthony is the managing member of CCP and has sole voting and dispositive control.

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

6.	Related Party Transactions Not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses and prior obligations paid or assumed by affiliates prior to the establishment of a bank account. Such items totaled $37,807 at October 31, 2012. Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony’s spouse) were valued at $10,000 per year of which $29,000 was unpaid at October 31, 2012.

Fair value of services: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $ 5,400  and $ 5,400 respectively for the three and six months ended October 31, 2012 and 2011. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for each respective period. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

7.

Subsequent Events

On November 13, 2012, Corporate Services International, Inc./ Michael Anthony (“Seller”), who was the controlling shareholder of the Company, sold 380,000 shares of common stock, $0.001 par value and 5,000,000 shares of Series B Preferred Stock, $0.001 par value,  to Chin Yung Kong (“Purchaser”) for an aggregated price of $ 170,000.00. The sold 380,000 shares of common stock represented approximately 77% of the total issued and outstanding common stock of the Company and the sold 5,000,000 shares of Series B Preferred Stock represent 100% of the total issued and outstanding preferred stock of the Company.  As result of this share purchase transaction, Chin Yung Kong became the controlling shareholder of the Company.  Chin Yung Kong used personal funds for the transaction.

On November 8, 2012, Michael Anthony forgave and released $69,799.00’s “due to related party” that the Company owed to him for various expenses that he paid for the Company.

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

Results of Operations

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At October 31, 2012, we had $161 of cash assets and $69,799 of current liabilities.

We have had no revenues in the quarters ended October 31, 2012 or 2011. Our operating expenses for the quarter end October 31, 2012 were $8,500 and for the quarter end October 31, 2011 were $6,350 comprised of general and administrative expenses. Our operating expenses increased due to the preparation and filing of a registration statement on Form 10 and subsequent reports with the SEC pursuant to the reporting requirements of the Securities Exchange Act of 1934.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Management related parties have invested $44,040 into the Company in exchange for 380,000 shares of common stock and 5,000,000 shares of Series B Preferred Stock. In addition, management has loaned the Company $37,807 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. At October 31, 2012, we had $161 of cash assets and $69,799 of current liabilities. In particular, management has loaned the Company $37,807 and the Company’s securities counsel, Laura Anthony, the wife of our officer and director, is owed $29,000 for legal services in connection with general corporate work, the Registration Statement and subsequent reports. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $5,400 for each of the quarters ended October 31, 2012 and 2011. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for each of the three-month periods ended October 31, 2012 and 2011. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of October 31, 2011 and April 30, 2012, the Company had a cash balance of $161 and $161. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded that as of October 31, 201, our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of October 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

31.1 and  31.2         Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 and  32.2        Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lightman Grant, Inc.

/s/ Chin Yung Kong
Name: Chin Yung Kong
Title: President/CEO and Director and Chief Accounting Officer

December 18, 2012