Form 10-Q
period 2013-01-31
QMIS Finance Securities Corp
filed 2013-03-13
CIK 1489644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

QMIS Finance Securities Corporation

 (Exact name of registrant as specified in its charter)

Formerly known as “Lightman Grant, Inc.”

Delaware (State or other jurisdiction of incorporation or organization)	59-3270650 (I.R.S. Employer Identification No.)

800 Delaware Ave P.O. Box 8702,

Wilmington, DE 19801

(Address of principal executive offices and zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 494,448 common shares issued and outstanding as of March 13, 2013.

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

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

QMIS Finance Securities Corporation Formerly known as “Lightman Grant, Inc.”
Balance Sheet (Unaudited)

	January 31, 2013	April 30, 2012

Current assets
Cash	$ 0	$ 161
Prepaid expenses	0	0
Total current assets	0	161

Total Assets	0	161

Current liabilities:
Accounts payable-trade	0	5,492
Accrued expenses	0	539
Due to related parties	0	61,268
Total current liabilities	0	67,299

Stockholders' Deficiency:
Preferred stock value	25,000	25,000
Common stock value	494	494
Additional paid-in capital	213,485	137,686
Deficit accumulated since quasi reorganization April 30, 2007	(238,979)	(230,318)
Total Stockholders' Deficiency	0	(67,138)

Total Liabilities & Stockholders' Deficiency	$ 0	$ 161

See notes to the financial statements.

QMIS Finance Securities Corporation

Formerly known as “Lightman Grant, Inc.”

Statement of Operations (Unaudited)

	9 Months Ended Jan. 31, 2013	9 Months Ended Jan. 31, 2012

Revenue	$ 0	$ 0

Costs & Expenses:
General & administrative	8,661	28,750
Interest	0	0
Total Costs & Expenses	8,661	28,750

Loss from continuing operations before income taxes	(8,661)	(28,750)
Income taxes	0	0

Net Loss	$ (8,661)	$ (28,750)

Basic and diluted net loss per share	$ (0.02)	$ (0.06)

Weighted average shares outstanding (basic & diluted)	494,448	494,448

See notes to the financial statements.

QMIS Finance Securities Corporation Formerly known as “Lightman Grant, Inc.”
Statement of Cash Flows (Unaudited)

Statements of Cash Flows (Unaudited) (USD $)
	3 Months Ended Jan. 31, 2013	3 Months Ended Jan 31, 2012	9 Months Ended Jan. 31, 2013	9 Months Ended Jan. 31, 2012
Statement of Cash Flows
Net Loss	$(161)	$(22,400)	$(8,661)	$(28,750)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	0	22,000	6,000	28,000
Expenses and payables paid by related parties	0	0	2,500	0
Increase (decrease) in accounts payable & accrued expenses	0	400	0	750
Cash used by operating activities:	(161)	0	(161)	0
Change in cash	(161)	0	(161)	0
Cash-beginning of period	161	161	161	161
Cash-end of period	$ 0	$ 161	$ 0	$ 161
Supplemental Cash Flow Disclosure Information:
Payables paid by related parties	$ 2,992	$ 0	$ 6,031	$ 0

See notes to the financial statements.

QMIS FINANCE SECURITIES CORPORATION

FORMERLY KNOWN AS “LIGHTMAN GRANT, INC.”

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine month periods ended Jan 31, 2013 and 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

Recent Change in Control: On November 13, 2012, Corporate Services International, Inc./ Michael Anthony (“Seller”), who was the controlling shareholder of the Company, sold 380,000 shares of common stock, $0.001 par value and 5,000,000 shares of Series B Preferred Stock, $0.001 par value,  to Chin Yung Kong (“Purchaser”) for an aggregated price of $ 170,000.00. The sold 380,000 shares of common stock represented approximately 77% of the total issued and outstanding common stock of the Company and the sold 5,000,000 shares of Series B Preferred Stock represent 100% of the total issued and outstanding preferred stock of the Company.  As result of this share purchase transaction, Chin Yung Kong became the controlling shareholder of the Company.  Chin Yung Kong used personal funds for the transaction.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than their carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

On November 13, 2012, Corporate Services International, Inc. / Michael Anthony (“Seller”), sold 380,000 shares of common stock, $0.001 par value, to Chin Yung Kong (“Purchaser”). The sold 380,000 shares of common stock represented approximately 77% of the total issued and outstanding common stock of the Company. As result of this share purchase transaction, Chin Yung Kong became the controlling shareholder of the Company.

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

On November 13, 2012, Corporate Services International, Inc./ Michael Anthony (“Seller”), sold 5,000,000 shares of Series B Preferred Stock, $0.001 par value,  to Chin Yung Kong (“Purchaser”). The sold 5,000,000 shares of Series B Preferred Stock represent 100% of the total issued and outstanding preferred stock of the Company.

6.	Related Party Transactions Not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses and prior obligations paid or assumed by affiliates prior to the establishment of a bank account. Such items totaled $40,799 at Nov 8, 2012. Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony’s spouse) were valued at $10,000 per year of which $29,000 was unpaid at Nov 8, 2012. On November 8, 2012, Michael Anthony forgave and released $69,799.00’s “due to related party” that the Company owed to him for various expenses that he paid for the Company. On the Jan.31,2013, the “Due to Related Parties” is $0.

Fair value of services: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month .The principal stockholder also provided, without cost to the Company, office space valued at $200 per month. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.  The services cost will not been recognized in the book when the shares exchange on Nov.13, 2012.

7. Subsequent Event

On March 1, 2013, the Company changed its name to QMIS Finance Securities Corporation and effective on March 1, 2013, the Company’s common stock is quoted on the over the counter stock markets under the symbol “QMIS”.

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

On March 1, 2013, the Company changed its name to QMIS Finance Securities Corporation and effective on March 1, 2013, the Company’s common stock is quoted on the over the counter stock markets under the symbol “QMIS”.

Results of Operations

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At Jan 31, 2013, we had $0 of assets and $0 of liabilities.

We have had no revenues in the nine months ended Jan 31, 2013 or 2012. Our operating expenses for the nine months end Jan 31, 2013 were $161 and for the nine months end Jan 31, 2012 were $28,750 comprised of general and administrative expenses. Our operating expenses decreased due to the Legal services expense and staff cost were paid by the principle shareholder Mr. Chin and not was reflected in financial statements.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

The Company has $0 net assets ended on Jan.31, 2013, While we are dependent upon interim funding provided by management to pay professional fees and expenses, Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding.

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

The Company currently plans to satisfy its cash requirements for the next 12 months though it’s current cash and by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

The Company will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of January 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

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

In exchange for a capital investment of $19,040 by Century Capital Partners on or near November 19, 2007 Company issued to Century Capital Partners 38,000,000 shares (380,000 post split) of its common stock representing approximately 77% of its common stock outstanding on that date. The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting a shareholders meeting. On May 14, 2010 Century Capital Partners transferred its 380,000 shares of common stock to Corporate Services International, Inc., another entity solely owned and controlled by Michael Anthony, and our preferred shareholder.

On or near February 18, 2009, Corporate Services International, Inc. contributed $25,000 as paid in capital to Company. This capital contribution is separate from and in addition to the $19,040 capital contribution previously made by Century Capital Partners. Company has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company’s business and implement the Company’s business plan. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder’s meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

31        Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32         Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lightman Grant, Inc.

/s/ Chin Yung Kong
Name: Chin Yung Kong
Title: President/CEO and Director and Chief Accounting Officer March 13, 2013