Form 10-K
period 2013-04-30
QMIS Finance Securities Corp
filed 2013-08-13
CIK 1489644

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53995

QMIS Finance Securities Corporation
(Name of Small Business Issuer in Its Charter)

Delaware	59-3270650
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

800 Delaware Ave P.O. Box 8702,

Wilmington, DE 19801

 (Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number: +86 13909840703

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,722 (114,448 shares at $0.05).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 494,448 shares as of August 7, 2013.

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

TABLE OF CONTENTS

PART I

Item 1. Business

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments

Item 2. Properties

Item 3. Legal Proceedings

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions and Director Independence.

Item 14. Principal Accounting Fees and Services

PART IV

Item 15. Exhibits, Financial Statements and Schedules

PART I

Item 1. Business

History

QMIS Finance Securities Corporation, “QMIS” formerly known as “Lightman Grant, Inc. (the “Company” or “QMIS”), was originally incorporated on October 10, 1994 in the state of Florida as The Military Playing Card Company. At the time of formation the Company was authorized to issue 1,000 common shares, $1.00 par value. The Company increased its authorized capital stock to 2,000,000 shares of $.001 par value common stock and 1,000,000 shares of $.01 par value preferred stock, on October 25, 1996.

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

On August 26, 1997, in anticipation of going public, the Company changed its name to Silver Star International, Inc. and increased its authorized capital stock to 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $1.00 par value preferred stock. The Company went public in November, 2007 when our stock began trading on the NASDAQ over the counter market pink sheets under the symbol “SVSR”. At the time the Company was not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company filed a registration statement on Form 10 on May 27, 2010 which went effective on July 27, 2010 subjecting the Company to the Exchange Act reporting requirements, but made the business decision to file Form 15 soon thereafter on September 21, 2010 relieving us of such reporting requirements.

From 1995 through approximately 2000, the Company did a steady business by selling the patriotic themed playing cards through Military PX outlets. However, the largest playing card producer in the United States, the U.S. Playing Card Company came out with its own line of patriotic themed playing cards, against which the Company could not compete and the business ultimately failed.

In September, 2001 the state of Florida administratively dissolved the Company for the failure to file its annual report and pay the associated franchise taxes. The Company was briefly reinstated with the State of Florida in 2005; however, it did not conduct any business operations and was again dissolved thereafter. Other than its current business plan to merge with or acquire an operating business, as more fully described in this section under “Current Business Plan,” QMIS has not conducted any business operations since approximately 2004.

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

On October 23, 2007, Silver Star International, Inc. (now QMIS) was incorporated in Delaware for the purpose of merging with Silver Star International, Inc., a Florida Corporation so as to effect a re-domicile to Delaware. The Delaware Corporation was authorized to issue 250,000,000 shares of $.001 par value common stock and 2,000,000 shares of $.001 par value preferred stock.

In exchange for a capital investment of $19,040 by Century Capital Partners on or near November 19, 2007 QMIS issued to Century Capital Partners 38,000,000 shares (380,000 post-split) of its common stock representing approximately 77% of its common stock outstanding on that date. The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting a shareholders meeting. On May 14, 2010 Century Capital Partners transferred its 380,000 shares of common stock to Corporate Services International, Inc., another entity solely owned and controlled by Michael Anthony.

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

In January, 2008 both Silver Star International (now QMIS) the Florida corporation and Silver Star International (now QMIS) the Delaware corporation signed and filed Articles of Merger with their respective states, pursuant to which the Florida Corporation’s shareholders received one share of new (Delaware) common stock for every one share of old (Florida) common stock they owned. All outstanding shares of the Florida Corporation’s common stock were effectively purchased by the new Delaware Corporation, effectively merging the Florida Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity.

On January 29, 2009, the certificate of incorporation for the Delaware Corporation was amended to increase the authorized capital stock to 320,000,000 of which 300,000,000 shares is common stock, $.001 par value and 20,000,000 shares are preferred stock, $.001 par value. In addition, the Company designated 5,000,000 shares of preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into ten (10) shares of common stock and carries ten (10) votes on all matters brought to a shareholder vote. In addition, the Series B Preferred Stock has a liquidation preference of $1.00 per share.

On or near February 18, 2009, Corporate Services International, Inc. contributed $25,000 as paid in capital to QMIS. This capital contribution is separate from and in addition to the $19,040 capital contribution previously made by Century Capital Partners. QMIS used these funds to pay the costs and expenses necessary to revive the Company’s business and implement the Company’s business plan. Such expenses include, without limitation, fees to domicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder’s meeting; accounting and legal fees; and costs associated with preparing and filing a Registration Statement, etc. In addition to the capital contributions, as of January 31, 2012, there are outstanding loans payable to Corporate Services International in the amount of $31,868 for ongoing expenses.

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

On November 13, 2012, Corporate Services International, Inc. / Michael Anthony sold 380,000 shares of common stock, $0.001 par value and 5,000,000 shares of Series B Preferred Stock, $0.001 par value, to Chin Yung Kong for an aggregated price of $ 170,000.00. The sold 380,000 shares of common stock represented approximately 77% of the total issued and outstanding common stock of the Company and the sold 5,000,000 shares of Series B Preferred Stock represent 100% of the total issued and outstanding preferred stock of the Company.  As result of this share purchase transaction, Chin Yung Kong became the controlling shareholder of the Company.

On November 13, 2012, Michael Anthony resigned from all positions he holds in the Company, including Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Board Director. On November 13, 2012, Chin Yung Kong became the President, Board Director, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company.

On March 1, 2013, the Company changed its name to QMIS Finance Securities Corporation and effective on March 1, 2013, the Company’s common stock is quoted on the over the counter stock markets under the symbol “QMIS”.

Current Business Plan

QMIS is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, QMIS’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

Although there is no guarantee that a merger with a private, operating business would result in any benefit to our current or future shareholders, the Company believes there exists a potential benefit to the shareholders from the consummation of such a merger or acquisition. For example, our common stock may become more attractive to the financial community, resulting in an increased share price and/or greater liquidity. Moreover, if all of the preconditions of Rule 144 are met, including the introduction of operating business, current restricted shareholders may be able to utilize Rule 144 for the sale of their shares. Currently, Rule 144 is not available. There is no guarantee that any of these possible benefits will come to fruition.

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

Management has substantial flexibility in identifying and selecting a prospective new business opportunity. QMIS would not be obligated nor does management intend to seek pre-approval by our shareholders prior to entering into a transaction.

QMIS may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. QMIS may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

QMIS intends to promote itself privately. The Company anticipates that the selection of a business opportunity in which to participate will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders, and other factors.

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

The Officer of QMIS has some, but not extensive experience in managing companies similar to the Company and shall mainly rely upon his own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

QMIS does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. Rather QMIS intends to borrow money from management related parties to finance ongoing operations.

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

QMIS intends to conduct its activities so as to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

GOVERNMENT REGULATIONS

As a registered corporation, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which includes the preparation and filing of periodic, quarterly and annual reports on Forms 8K, 10Q and 10K. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

QMIS IS A BLANK CHECK COMPANY

At present, QMIS is a blank check company with no revenues and has no specific business plan or purpose other than to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. QMIS is a blank check company and any offerings of our securities would need to comply with Rule 419 under the Securities Act of 1933, as amended. The provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, by a blank check company. Rule 419 requires that the blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant is required to file a post-effective amendment to the registration statement containing the same information as found in a Form 10 registration statement, upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. QMIS has no current plans to engage in any such offerings.

QMIS’S COMMON STOCK IS A PENNY STOCK

QMIS’s common stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of QMIS is subject to the penny stock rules, it may be more difficult to sell our common stock.

ACQUISITION OF OPPORTUNITIES

Management owns 380,000 shares of common stock and 5,000,000 shares of series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder thereof to 10 votes on all matters for which shareholders are entitled to vote. Accordingly management controls 99% of the total issued and outstanding shares of QMIS. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company’s shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities.

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

QMIS will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

QMIS does not intend to provide its security holders with any complete disclosure documents or audited financial statements concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

QMIS has not expended funds on and has no plans to expend funds or time on product research or development.

COMPETITION

QMIS will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of QMIS’s combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company’s competitors.

EMPLOYEES

QMIS currently has no employees. The business of the Company will be managed by its sole officer and director and such officers or directors which may join the Company in the future, and who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time.  There has not been any compensation paid or charged to the Company for the fiscal year ended April 30, 2013 and there is no compensation charges planned in the foreseeable future.

Item 1A. Risk Factors

This section is not applicable to the Registrant as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

This section is not applicable to the Registrant as a Smaller Reporting Company.

Item 2. Properties

QMIS shares office space with its officer and director at Block 5, Room 2503, Wanda Square, No.93 Jianguo Road, Chaoyang District, Beijing, China 100022. QMIS also uses the address of its registered agent at  800 Delaware Ave P.O. Box 8702, Wilmington, DE 19801. The Company does not have a lease and the Company pays no rent for the space. The Company does not own any properties nor does it lease any properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

Item 3. Legal Proceedings

QMIS’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The Company’s common stock is traded on the OTC Markets “OTCQB” under the symbol “QMIS”. Such trading of our common stock is limited and sporadic. To the best knowledge of the Company, there has been no active trading activity for approximately the past two years.

The table below sets forth the high and low bid quotations for the Company’s Common Stock for each quarter of fiscal 2011 and fiscal 2013. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Moreover, the following quotations are based on publically available historical charts.

Closing Bids

	HIGH	LOW
Quarter end April 30, 2012	$.05	$.05
Quarter end January 31, 2012	$.05	$.05
Quarter end October 31, 2011	$.05	$.05
Quarter end July 31, 2011	$.11	$.11

Quarter end April 30, 2013	$.05	$.05
Quarter end January 31, 2013	$.05	$.05
Quarter end October 31, 2012	$.05	$.04
Quarter end July 31, 2012	$.05	$.05

At the time of filing of this annual report on Form 10-K, there is no common stock that is subject to outstanding options or warrants to purchase. At the time of this registration statement there are 5,000,000 shares of Series B Preferred Stock outstanding, each share of which is convertible into ten (10) shares of common equity of the Company.

It is the position of the Securities and Exchange Commission, in a No Action Letter to OTC Compliance at the NASD, dated January 21, 2000, that Rule 144 is not available for resale transactions involving securities sold by promoters and affiliates of a blank check company, and their transferees, and anyone else who has been issued securities from a blank check company, and that securities issued by a blank check company to promoters and affiliates, and their transferees, can only be resold through registration under the Act. Promoters and affiliates of a blank check company will be considered underwriters under the Securities Act when reselling the securities of a blank check company. At present, the Company is a blank check company with no revenues and has no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a blank check company.

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

QMIS is not and is not proposing to publicly offer any securities at this time.

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

As of April 30, 2013 and April 30, 2012, there were approximately 160 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

In exchange for a capital investment of $19,040 by Centuury Capital Partners on or near November 19, 2007 QMIS, formerly known as Lightman Grant, Inc. and hereafter referred to as QMIS Finance Securities Corporation “QMIS” issued to Century Capital Partners 38,000,000 shares (380,000 post-split) of its common stock representing approximately 77% of its common stock outstanding on that date. The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting a shareholders meeting. On May 14, 2010 Century Capital Partners transferred its 380,000 shares of common stock to Corporate Services International, Inc., another entity solely owned and controlled by Michael Anthony, the sole shareholder of 5,000,000 shares of preferred stock.

On or near February 18, 2009, Corporate Services International, Inc. contributed $25,000 as paid in capital to QMIS. This capital contribution is separate from and in addition to the $19,040 capital contribution previously made by Century Capital Partners. QMIS has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company’s business and implement the Company’s business plan. Such expenses include, without limitation, fees to domicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder’s meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

In exchange for the $25,000 capital contribution by Corporate Services International the Company issued 5,000,000 shares of its Series B Preferred Stock. Corporate Services International is a personal use business consulting company of which Michael Anthony is the sole shareholder, officer and director.

On November 13, 2012, the Company, Lightman Grant, Inc. (prior to the named change to QMIS Financial Securities Corporation “QMIS”) entered into a “Share Purchase Agreement” between Corporate Services International Inc. and its sole owner “Michael Anthony” (collectively, :Seller) and Chin Yung Kong and entities (collectively, Buyer to purchase 380,000 shares representing 76.9% of  common stock , $0.001 par value and 5,000,000 shares representing 100% of Series B Preferred Stock, $0.001 par value of the Company

The “Share Purchase Agreement” provides for certain covenants and warranties including:

The Company is validly existing and in good standing under the laws of the State of Delaware.

The Articles of Incorporation are complete and accurate.

The Company has the authority to conduct its own business and the authority to own and lease its properties.

The capital structure of the company has been properly disclosed and all of the outstanding stock have been offered, issued, sold and delivered in compliance with applicable federal and state securities laws.

There is no claim, legal action, arbitration, governmental investigation or other proceeding against the Company or its assets, properties or capital stock.

There are other disclosures and warranties in the Share Purchase Agreement and other disclosures which may be pertinent to the Agreement.

The Purchased shares are “Restricted Securities” as such term is defined under Rule 144 of the Act and may not be sold without registering such shares for sale unless an exemption is grant by the Securities Exchange Commission.

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

Management believes there exists numerous private operating businesses seeking the perceived benefits of operating as a publicly registered corporation whose common stock trades on the over the counter bulletin board or otc-markets OTCQB. Perceived benefits may include increasing equity financing options, providing stock options or similar benefits as incentives to key employees, and achieving liquidity (subject to restrictions of applicable statutes), for all shareholders. Management further believes that certain private operating businesses prefer merging into a publicly registered company so as to eliminate the time and expense of conducting an initial public offering.

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

Owners of these private operating businesses will still incur significant legal and accounting costs in connection with the acquisition of a publicly registered corporation, including the costs of preparing Form 8K’s, 10K’s, 10Q’s and agreements and related reports and documents. The Securities Exchange Act of 1934 specifically requires that within four (4) days of completion of a merger or acquisition transaction with a private operating business, a Form 8-K is to be filed containing Form 10 information regarding the private operating company, including audited financial statements.

QMIS currently plans to satisfy its cash requirements for the next 12 months by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. QMIS currently expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

QMIS will use its limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, the shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2013 AND THE YEAR ENDED APRIL 30, 2012.

Our donated revenue for the year ended April 30, 2013 was $nil as compared to the $24,000 for the year ended April 30, 2012. The decrease was due to fact that there was no donated revenue in the year ended April 30, 2013.

Our total operating expense for the year ended April 30, 2013 was $24,439 as compared to the $43,151 for the year ended April 30, 2012. The decrease was due to the decrease in officer compensation and rent.

Our net loss was $24,439 as compared to the year ended April 30, 2013  $ 19,151. The increase was due to the year ended April 30, 2012 fact that we did not have any donated revenue for the year ended April 30, 2013.

CAPITAL SOURCE AND LIQUIDITY

The cash used by operating activities in the year ended April 30, 2013 was $ 69,960 compared to $nil in the year ended April 30, 2012.

The cash from financing activities in the year ended April 30, 2013 was $ 69,799 compared to $nil in the year ended April 30, 2012.

OFF BALANCE SHEET ARRANGEMENTS

None

Item 8. Financial Statements and Supplementary Data.

PLEASE SEE THE FINANCIAL STATEMENTS AND FOOTNOTES ATTACHED TO THE END OF THIS FORM 10-K ANNUAL REPORT.

Item 9. Changes in and Disagreements with Accountants.

On December 17, 2012, the Company dismissed its independent registered public accounting firm Michael F. Cronin. The decision to dismiss Michael F. Cronin was adopted by the Board of Directors of the Company.

None of the reports of Michael F. Cronin, on the Company's financial statements for either of the past two years or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Michael F. Cronin, for the two most recent fiscal years and any subsequent interim period through December 17, 2012 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Michael F. Cronin, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Michael F. Cronin has not advised the Company that:

1) Internal controls necessary to develop reliable financial statements did not exist; or

2) Information has come to the attention of  Michael F. Cronin which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3) The scope of the audit should be expanded significantly, or information has come to the attention of Michael F. Cronin that they have concluded will, or if further investigated, might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended April 30, 2013.

Effective May 14, 2013, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Michael F. Cronin, CPA. As Michael F. Cronin, CPA is no longer registered with the PCAOB; we may not include its audit reports for our fiscal years ended April 30, 2012 and 2011 or consents in our filings. We have requested our new principal accountant VB&T Certified Public Accountants, PLLC to re-audit the financial statements for the year ended April 30, 2012 and audit the financial statements for the year ended April 30, 2013.

On December 17, 2012, the Company engaged VB&T Certified Public Accountants, PLLC  (“VB&T”) as its principal accountant to audit the Company's financial statements.  During the years ended April 30, 2011 and 2012 and through December 17, 2012, neither the Company nor anyone on its behalf consulted VB&T regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified and continue to have the following material weakness in our internal controls over financial reporting:

We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that we only have one officer and director, it may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate and timely financial information to our stockholders.

To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

Effective as of April 30, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that taken together may be considered to be a material weakness.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at April 30, 2013:

(1)	lack of a functioning audit committee and lack of a majority of outside Directors on the Company's Board of Directors capable to perform the audit function; and

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on the Company's financial reporting in fiscal 2013. However, management believes that the lack of a functioning audit committee and lack of a majority of outside Directors on the Company's Board of Directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

We are committed to improving our financial organization. As part of this commitment, we will, as soon as funds are available to the Company (1) appoint one or more outside Directors to our Board of Directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to provide expert advice.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Position

Chin Yung Kong	60	Chief Executive Officer, President, Secretary, Treasurer, Director

Chin Yung Kong, age 60, a Malaysian citizen and currently resides in Dalian, China.  Mr. Chin is the Managing Director of QMIS Capital Finance.  Since 2002 Mr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States.  From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China.  Prior to 1995 Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore.  Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance.

In the past five years Mr. Chin has not been involved in any negative legal proceedings as enumerated in Item 401(f) of Regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end April 30, 2013, all Section 16(a) forms were filed except that Mr. Chin Yung Kong did not a Form 3.

CODE OF ETHICS

QMIS has not adopted a code of ethics. QMIS is a shell company with one officer and director and no employees. The primary functions of a code of ethics include internal reporting and adherence to the code, compliance with government rules and regulations including the reporting requirements under the Exchange Act and the honest and ethical handling of actual or apparent conflicts of interest. As a shell company, with one officer and director, the functions of the code of ethics are properly met without the need of a formal document.

Item 11. Executive Compensation

No executive compensation was expensed or paid during the fiscal year ended April 30, 2013. Compensation and office rent reimbursement in the amount of $24,000 was expensed for the years ended April 30, 2012 and earlier and this expenses since it was not paid had been treated as “Paid-In-Capital”. The annual financial statements presented with this report restate the transaction to be a non-reciprocal transfer and is presented as “Revenue Donations” to offset the compensation and rent expense and has been restated as not being a contribution of “Paid In Capital. QMIS has no employment agreement with any of its officers and directors.

The following tables show, as to the named executive officers, certain information concerning stock options:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Chin Yung Kong, President and Chairman	2013	0	0	0	0	0	0	0	0
Michael Anthony, Former Pres. and Chairman	2012	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT APRIL 30, 2013 AND 2012
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Chin Yung Kong, President and Chairman	0	0	0	0	0	0	0	0	0
Michael Anthony, Former Pres. and Chairman	0	0	0	0	0	0	0	0	0

Compensation of Directors

QMIS’s directors are not compensated for their services as directors of the Company.

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

The company has made no Long Term Compensation payouts (LTIP or other)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 29, 2013 the number and percentage of outstanding shares of common and preferred stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company’s outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

	Common Shares	Percentage (1)	Preferred Shares	Percentage (2)

Owner
Chin Yung Kong	380,000	77%	5,000,000	100%
Officers and directors	380,000	77%	5,000,000	100%
as a group (1 persons)

5% shareholders:

None

(1)	Based on 494,448 shares of common stock outstanding as of July 29, 2013

(2)

Based on 5,000,000 shares of Series B Preferred Stock outstanding as of July 29, 2013. Each share of Series B Preferred Stock entitles the holder thereof to 10 votes on all matters submitted to shareholders for vote and is convertible into 10 shares of common stock.

There are no arrangements which may result in a change in control of QMIS.

QMIS does not have an equity compensation plan.

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

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses and prior obligations paid or assumed by affiliates prior to the establishment of a bank account. Such items totaled $40,799 at Nov 8, 2012. Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony’s spouse) were valued at $10,000 per year of which $29,000 was unpaid at Nov 8, 2012. On November 8, 2012, Michael Anthony forgave and released $69,799.00’s “due to related party” that the Company owed to him for various expenses that he paid for the Company. On the April 30, 2013 “Due to Related Parties” is $4,000 paid by Chin Yung Kong , President, CEO, Chief Accounting Officer and controlling shareholder (successor to Michael Anthony)for audit services to VB&T Certified Public Accounts.

QMIS does not have any outside directors.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants during the fiscal years ended April 30, 2013 and April 30, 2012:

Fee Category	2013 Fees	2012 Fees

Audit Related Fees	$ 10,000	$ 5,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Document

2.1	Agreement of Merger, dated January 3, 2008*

2.1.2	Articles of Merger, Florida*

2.1.3	Certificate of Merger, Delaware*

3.1.1	Articles of Incorporation dated October 10, 1994*

3.1.2	Articles of Amendment dated October 25, 1996*

3.1.3	Articles of Amendment dated August 26, 1997*

3.1.4	Certificate of Incorporation – Delaware, dated October 23, 2007*

3.1.5	Certificate of Amendment dated January 29, 2009*

3.1.6	Certificate of Amendment dated February 13, 2009*

3.2	By-Laws*

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

* Previously filed with the Company’s Form 10 dated May 27, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QMIS Finance Services Corporation.

/s/ Chin Yung Kong
Name: Chin Yung Kong
Title: President/CEO and Director and Chief Accounting Officer

August 13, 2013

APPENDIX

FINANCIAL STATEMENTS AND FOOTNOTES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of QMIS Finance Securities Corporation

(f/k/a Lightman Grant, Inc.)

Wilmington, Delaware

We have audited the accompanying balance sheets of QMIS Finance Securities Corporation. (f/k/a Lightman Grant, Inc.) as of April 30, 2013 and 2012 and the related statements of revenues and expenses, changes in stockholders deficit and cash flows for each of the years in the two year periods ended April 30, 2013 and 2012. QMIS Finance Securities Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of QMIS Finance Services Corporations’ internal control over financial reporting as of April 30, 2013 and 2012 included in the accompanying President and CEO’s report and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QMIS Finance Services Corporation as of April 30, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ VB&T Certified Public Accountants, PLLC
New York, NY August 7, 2013

QMIS Finance Services Corporation
Balance Sheet

April 30,
2013		2012
		(Restated)

ASSETS

Current assets

Cash	$$0.00	$$161.00
Receivable - other	13,739	-

Total current assets	13,739	161

Total Assets	$13,739	$161

Liabilities and Stockholders' Deficiency

Current liabilities

Accounts payable and accrued epenses	$32,961	$19,427
Due to related parties	4,000	49,316

Total Liabiliities	36,961	68,743

Stockholoders' Deficiency

Common stock, $.001 par value,
300,000,000 shares authorized
494,448 shares issued and outstanding	$494	494
Preferred stock, $.001 par value,
20,000,000 shares authorized
5,000,000 shares issued and outstanding	25,000	25,000
Additional Paid-in-capital	88,285	18,486
Accumulated deficit	(137,001)	(112,562)

Total Stockholders' Defiency	(23,222)	(68,582)

Total Liabilities and Stockholders' Deficiency	$13,739	$161

See independent auditors' report and accompanying notes to the financial statements.

QNIS Finance Services Corporation
f/k/a Lightman Grant, Inc.
Statements of Revenues and Expenses

	Year Ended April 30,
	2013	2012

Donated revenues	$-	$24,000

Expenses

Officers compensation	-	21,600
Rent	-	2,400
Professional fees	19,833	15,000
Delaware franchise fees	539	539
Other general and administrative	4,067	3,612

	24,439	43,151

Loss from operations	(24,439)	(19,151)
Income taxes	-	-

Net Loss	$(24,439)	$(19,151)

Basic and diluted per share amounts	$(0.046)	$(0.039)

See independent auditors' report and accompanying notes to the financial statements.

QMIS Finance Services Corporation
f/k/a/ Lightman Grant, Inc.
Statements of Changes in Stockholders' Deficit

	Common Stock		Preferred Stock		Additional		Total
					paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance at April 30, 2011 (Restated)	494,448	$494	$5,000,000	$25,000	$18,486	$(93,411)	$(49,431)

Net loss fye April 30, 2012						(19,151)	(19,151)

Balance at April 30, 2012 (Restated)	494,448	494	5,000,000	25,000	18,486	(112,562)	(68,582)

Additional paid-in-capital					69,799		69,799

Net Loss fye April 30, 2013						(24,439)	(24,439)

Balance at April 30, 2013	494,448	$494	5,000,000	$25,000	$88,285	$(137,001)	$(23,222)

See independent auditors' report and accompanying notes to the financial statements.

QMIS Finance Services Corporation
f/k/a Lightman Grant, Inc.
Statements of Cash Flow

	Year Ended April 30,
	2013	2012
		(Restated)
Cash flows used in operating activities:
Net (Loss)	$(24,439)	$(19,151)
Adjustments reconcile net loss to
net cash (used) in operating activities:
Increase in accounts payable	13,534	7,903
(Increase) Decrease in amounts due to related parties	(45,316)	11,248
Increase in receivables - other	(13,739)	-

Net cash (used) by operating activities:	(69,960)	-

Cash flows from financing activities:

Increase in paid-in-capital	69,799	-

Change in cash	(161)	-

Cash - beginning of period	161	161

Cash - end o period	$-	$161

Supplementary information:
Interest paid	$-	$-
Taxes paid	$-	$-

See independent auditors' report and accompanying notes to the financial statements.

Notes to Financial Statements:

Note 1:  Organization

QMIS Finance Services Corporation f/k/a Lightman Grant, Inc. was incorporated in the State of Delaware on October 23, 2007 under the laws of the State of Delaware.   When used in these notes, the term “Company” means QMIS Finance Services Corporation. The Company is a shell company having no operations or assets.   The Company is seeking a merger with another company.  Management anticipates that it may be able to participate in only one potential merger discussion because the Company has limited financial resources.  As a result, investment in the Company carries substantial risk.

 On November 13, 2012, Corporate Services International, Inc. / Michael Anthony (“Seller”), who was the controlling shareholder of the Company, sold 380,000 shares of common stock, $0.001 par value and 5,000,000 shares of Series B Preferred Stock, $0.001 par value, to Chin Yung Kong (“Purchaser”) for an aggregated price of $170,000.00. The sold 380,000 shares of common stock represented approximately 77% of the total issued and outstanding common stock of the Company and the sold 5,000,000 shares of Series B Preferred Stock represent 100% of the total issued and outstanding preferred stock of the Company.  As result of this share purchase transaction, Chin Yung Kong became the controlling shareholder of the Company.  Chin Yung Kong used personal funds for the transaction.

Note 2: Significant Accounting Policies

Basis of Presentation: The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (”GAAP”).

Revenues: The sole owner of The Company recorded $24,000 as FMV of his compensation and rent.  These funds were recorded as an expense on the prior financial statements submitted to the SEC.  The prior financial statements recorded these transactions from May 2007 through April 30, 2012 as expenses and contribution to paid-in-capital.  According to ASC 958-605-25-2 such nonreciprocal transactions are recognized as revenue in the period the contribution is received. This departure from GAAP on the prior financial statements has been corrected on the restated financial statements.  There was no provision for the FMV of the officer services in the statement of revenues and expenses for the fiscal year ended April 30, 2013.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.  There was no cash in the bank At April 30, 2013 and only $161 at April 30, 2012.  There were no cash equivalents.  The Company’s checking was clopped in December, 2012 and the new majority shareholder, Chin Yung Kong has used his personal funds to pay the Company liabilities.  At the date of this report there was still no operating checking account.

Receivable – Other:  On November 8, 2012 Michael Anthony stated that Lightman Grant, Inc. did not have any liability owing to any vendor.  During the course of the audit it was determined that there was $13,739 due to vendors.  The financial statements reflect this liability in accounts payable, offset by a receivable amount due from Michael Anthony.

Property and Equipment The Company does not have any property and equipment at both April 30, 2013 and 2012.

Valuation of Long-Lived Assets: The Company does not have any long lived assets, including Goodwill on April 30, 2013 and 2012.

Stock Based Compensation: The Company does not have any stock based Compensation or pension plan.

Accounting for Obligations and Instruments Potentially to Be Settled in the Company’s Own Stock: There are no reportable transactions.

Fair Value of Financial Instruments: There are no financial instruments to be disclosed under FASB ASC 825.

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry forwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially our entire net deferred tax asset. Management will continue to evaluate the quality of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after April 30, 2007. We are not under examination by any jurisdiction for any tax year. At April 30, 2013 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Note 3: Income Taxes

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

We have recorded current operating loss carry-forward. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Note 4: Commitments--

The Company is not a party to any leases and does not have any commitments

Note 5: Stockholders' Equity--

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

On February 18, 2009, Corporate Services International, Inc. agreed to contribute $25,000 in exchange for 5,000,000 shares of the Series “B” preferred stock. We have agreed to use these funds to pay the costs and expenses necessary to revive our business and implement the Company’s business plan. Such expenses include, fees to re-domicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder’s meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

Corporate Services International, Inc. is a business consulting company of which Michael Anthony is the sole shareholder, officer and director.

Stock Options

Note 6: Related Party Transactions not Disclosed Elsewhere--

Fair value of services: The principal stockholder provided, services to the Company valued at $1,800 per month, $21,600 per year) for the fiscal years ended April 30, 2008 through April 30, 2012.  The principal stockholder also provided office space to the Company valued at $200 per month, a total of $2,400 for the years ending April 30, 2012 and 2011.In accordance with ASC 958-605-25-2, the total of these expenses ($24,000 per year) were charged to general and administrative expenses with a corresponding credit to “Revenue Donation”.

Note 7: Going Concern—

As stated in our report, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, however, has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company’s financial viability depends on its near-term ability to find a suitable merger partner. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 8: Subsequent Events—

The Company has adopted The “Financial Standards Board” ASU 2010-09 dated February, 2010. Management has evaluated subsequent events through August 7, 2013, the date on which the financial statements were available to be issued. Management is not aware of any subsequent events that require recognition or disclosure in the financial statements.