Form 10-K/A
period 2013-04-30
QMIS Finance Securities Corp
filed 2013-08-15
CIK 1489644

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to QMIS Finance Securities Corporation’s  Annual Report on Form 10-K  (the “Report”) for the fiscal year ended April 30, 2013, as filed with the Securities and Exchange Commission on August 13, 2013, is to furnish Exhibit 101 to the Report in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Report formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Report. This Amendment No. 1 to the Report does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Document

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QMIS Finance Services Corporation.

/s/ Chin Yung Kong
Name: Chin Yung Kong
Title: President/CEO and Director and Chief Accounting Officer

August 15, 2013