Form 10-Q
period 2013-07-31
QMIS Finance Securities Corp
filed 2013-09-18
CIK 1489644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,994,448 common shares issued and outstanding as of September 12, 2013.

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

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

QMIS Finance Securities Corporation
(f/k/a Lightman Grant, Inc.)
Balance Sheet

	July 31, 2013	April 30, 2013
	(unaudited)

Assets
Current assets
Cash	$0	$0
Receivable-other	13,739	13,739
Total current assets	13,739	13,739

Total Assets	$13,739	13,739

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued expenses	$23,561	$32,961
Due to related parties	24,000	4,000
Total current liabilities	47,561	36,961

Stockholders' Deficiency:
Preferred "B" stock-20,000,000 authorized $.001 par value 5,000,000 shares issued & outstanding	25,000	25,000
Common stock-300,000,000 authorized $001 par value 494,448 shares issued & outstanding	494	494
Additional paid-in capital	88,285	88,285
Accumulated deficit	(147,601)	(137,001)
Total Stockholders' Deficiency	(33,822)	(23,222)

Total Liabilities & Stockholders' Deficiency	$13,739	$13,739

 See notes to financial statements.

QMIS Finance Securities Corporation
(f/k/a Lightman Grant, Inc.)
Statement of Operations
(unaudited)

	Three Months Ended July 31,
	2013	2012

Donated Revenue	$0	$0

Costs & Expenses:
General & administrative	9,600	8,500
Interest	0	0
Total Costs & Expenses	9,600	8,500

Loss from continuing operations before income taxes	(9,600)	(8,500)
Income taxes	0	0

Net Loss	$(9,600)	$(8,500)

Basic and diluted per share amounts:

Weighted average shares outstanding (basic & diluted)	494,448	494,448

Basic and diluted per share amounts	$(0.04)	$(0.02)

  See notes to financial statements.

QMIS Finance Securities Corporation
(f/k/a Lightman Grant, Inc.)
Statement of Cash Flows
(unaudited)
	Three Months Ended July 31,
	2013	2012

Cash flows from operating activities:
Net Loss	$(9,600)	$(8,500)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	0	6,000
Expenses paid by related parties	9,600	2,500
Increase (decrease) in accounts payable & accrued expenses	0	0
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	161
Cash-end of period	$0	$161

Supplemental Cash Flow Disclosure Information:
Payables paid by related parties	$0	$3,039

   See notes to financial statements.

Notes to Financial Statements

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

Revenues: The former sole officer of the Company recorded $24,000 as FMV of his compensation and rent.  These funds were recorded as an expense on the prior financial statements submitted to the SEC.  The prior financial statements recorded these transactions from May 2007 through April 30, 2012 as expenses and contribution to paid-in-capital.  According to ASC 958-605-25-2 such nonreciprocal transactions are recognized as revenue in the period the contribution is received. This departure from GAAP on the prior financial statements has been corrected on the restated financial statements.  There was no provision for the FMV of the officer services in the statement of revenues and expenses for the period ended July 31, 2013.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.  There was no cash in the bank at July 31, 2013. There were no cash equivalents.   The new majority shareholder, Chin Yung Kong has used his personal funds to pay the Company liabilities.  At the date of this report there was still no operating checking account.

Receivable – Other:  On November 8, 2012 Michael Anthony stated that Lightman Grant, Inc. did not have any liability owing to any vendor.  During the course of the audit it was determined that there was $13,739 due to vendors.  The financial statements reflect this liability in accounts payable, offset by a receivable amount due from Michael Anthony.

Property and Equipment The Company does not have any property and equipment at both July 31, 2013 and 2012.

Valuation of Long-Lived Assets: The Company does not have any long lived assets, including Goodwill on July 31, 2013 and 2012.

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

Our federal and state income tax returns are open for fiscal years ending on or after April 30, 2007. We are not under examination by any jurisdiction for any tax year. At July 31, 2013 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

W e have recorded current operating loss carry-forward. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Note 4: Commitments

The Company is not a party to any leases and does not have any commitments

Note 5: Stockholders' Equity

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

Stock Options

Note 6: Related Party Transactions not Disclosed Elsewhere

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

Note 7: Going Concern

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

Note 8: Subsequent Events—

On September 12, 2013, Chin Yung Kong converted 5,000,000 shares of common stock from the 5,000,000 shares of preferred stock he owned. On September 12, 2013, the Company issued 500,000 shares of common stock to Yishan Lu for the price of $0.001 per share.

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

Results of Operations

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At July 31, 2013, we had $0 of assets and $47,561 of liabilities. The liabilities were mainly the dues to related parties for the expenses paid by Chin Yung Kong and the accounts payable and accrued expenses for the service providers such as legal fee, audit fee and transfer agent fees.

We have had no revenues in the three months ended July 31, 2013 and 2012. Our operating expenses for the three months ended July 31, 2013 and 2012 were $9,600 and $8,500, comprised of general and administrative expenses. Our operating expenses.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

The Company has $0 net assets ended on July 31, 2013, While we are dependent upon interim funding provided by management to pay professional fees and expenses, Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of July 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

On September 12, 2013, Chin Yung Kong converted 5,000,000 shares of common stock from the 5,000,000 shares of Series B Preferred Stock he owned.

On September 12, 2013, the Company issued 500,000 shares of common stock to Yishan Lu for the price of $0.001 per share.

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

Lightman Grant, Inc.

/s/ Chin Yung Kong
Name: Chin Yung Kong
Title: President/CEO and Director and Chief Accounting Officer Date: September 18, 2013