Form 10-Q
period 2013-10-31
QMIS Finance Securities Corp
filed 2013-12-18
CIK 1489644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

QMIS Finance Securities Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-3270650 (I.R.S. Employer Identification No.)

136-40 39th Avenue

Garden Plaza, Suite 6B

Flushing, NY 11354

 (Address of principal executive offices and zip code)

Phone: 9294219748

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,994,448 common shares issued and outstanding as of December 9, 2013.

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

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

QMIS Finance Securities Corporation
(f/k/a Lightman Grant, Inc.)
Balance Sheet
(unaudited)

	October 31,	April 30,
	2013	2013

Assets
Current assets
Cash	$500	$-
Receivable-other	13,739	13,739
Total current assets	14,239	13,739

Total assets	$14,239	$13,739

Liabilities and stockholders's deficiency
Current liabilities
Accounts payable and accrued expenses	$25,561	$32,961
Due to related parties	4,000	4,000
Total current liabilities	29,561	36,961

Total liabilities	29,561	36,961

Stockholders' Deficiency
Preferred "B" stock-20,000,000 authorized $0.001 par value, 0 and 5,000,000 shares issued and outstanding as of October 31, 2013 and April 30, 2013	-	25,000
Common stock-300,000,000 authorized $0.001 par value, 5,994,448 and 494,448 shares issued and outstanding as of October 31, 2013 and April 30, 2013	5,994	494
Additional paid in capital	141,449	88,285
Accumulated deficit	(162,765)	(137,001)

Total Stockholders' Deficiency	(15,322)	(23,222)

TOTAL LIABILITIES AND STOCKHOLDERS'S DEFICIT	$14,239	$13,739

See accompanying notes to financial statements

QMIS Finance Securities Corporation
(f/k/a Lightman Grant, Inc.)
Statement of Operations
(unaudited)

	The three months ended October 31,		The six months ended October 31,
	2013	2012	2013	2012

Operating Expense
General and administrative expenses	16,164	8,500	25,764	8,500
Total expenses	16,164	8,500	25,764	8,500

Operating Loss	(16,164)	(8,500)	(25,764)	(8,500)

Interest expense	-	-	-	-

Net Loss	(16,164)	(8,500)	(25,764)	(8,500)

Net loss per share:
Net loss per share, Basic and diluted	(0.00)	(0.02)	(0.01)	(0.02)
Weighted average shares outstanding, Basic and diluted	3,483,579	494,449	1,989,014	494,449

See accompanying notes to financial statements

QMIS Finance Securities Corporation
(f/k/a Lightman Grant, Inc.)
Statement of cash flow
(unaudited)

	The six months ended October 31,
	2013	2012
Operating activities:
Net loss	$(25,764)	$(8,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of services provided by related parties	-	6,000
Expenses paid by sharehoders	23,764	2,500
Changes in operating assets and liabilities:	-	-
Increase (decrease) in accounts payable& accrued expenses	(7,400)
Net cash used in operating activities	(9,400)	-

Financing activities:
Proceeds from issuance of common stock	500	-
Proceeds from shareholder with capital contribution	9,400	-
Net cash provided by financing activities	9,900	-

Net changes in cash	500	-

Cash, beginning of period	-	161

Cash, end of period	$500	$161

Supplemental Cash Flow Disclosure Information:
Payables paid by related parties	9,400	3,039

See accompanying notes to financial statements

QMIS Finance Securities Corporation

Notes to financial statements

October 31, 2013

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

Revenues: The former sole officer of the Company recorded $24,000 as FMV of his compensation and rent.  These funds were recorded as an expense on the prior financial statements submitted to the SEC.  The prior financial statements recorded these transactions from May 2007 through April 30, 2012 as expenses and contribution to paid-in-capital.  According to ASC 958-605-25-2 such nonreciprocal transactions are recognized as revenue in the period the contribution is received. This departure from GAAP on the prior financial statements has been corrected on the restated financial statements.  There was no provision for the FMV of the officer services in the statement of revenues and expenses for the period ended October 31, 2013.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.  There was $500 cash proceeded from issuance of common shares in the escrow account at October 31, 2013.  At the date of this report there was still no operating checking account.

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

Property and Equipment The Company does not have any property and equipment at both October 31, 2013 and 2012.

Valuation of Long-Lived Assets: The Company does not have any long lived assets, including Goodwill on October 31, 2013 and 2012.

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

On November 13, 2012, Corporate Services International, Inc. / Michael Anthony (“Seller”), who was the controlling shareholder of the Company, sold 380,000 shares of common stock, $0.001 par value to Chin Yung Kong.

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

On November 13, 2012, Corporate Services International, Inc. / Michael Anthony (“Seller”), who was the controlling shareholder of the Company, sold 5,000,000 shares of Series B Preferred Stock, $0.001 par value, to Chin Yung Kong.

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

We have had no revenues in the three and six months ended October 31, 2013 and 2012. Our operating expenses for the three and six months ended October 31, 2013 were $25,764 and $9,600, compared to that for the three and six months ended October 31, 2012 were$8,500 and $8,500, comprised of general and administrative expenses.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2013, we had $14,239 of assets and $29,561 of liabilities. The liabilities were mainly the dues to related parties for the expenses paid by Chin Yung Kong and the accounts payable and accrued expenses for the service providers such as legal fee, audit fee and transfer agent fees. We are dependent upon interim funding provided by management to pay professional fees and expenses, Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of October 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

QMIS Finance Securities Corporation

/s/ Chin Yung Kong
Name: Chin Yung Kong
Title: President/CEO and Director and Chief Accounting Officer Date: December 18, 2013