Form 10-Q
period 2014-01-31
QMIS Finance Securities Corp
filed 2014-03-12
CIK 1489644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,994,448 common shares issued and outstanding as of March 05, 2014

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

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

QMIS Finance Securities Corporation
(f/k/a Lightman Grant, Inc.)
Balance Sheet
(unaudited)

	January 31,	April 30,
	2014	2013

Assets
Current assets
Cash	$35,460	$-
Receivable-other	13,739	13,739
Total current assets	49,199	13,739

Total assets	$49,199	$13,739

Liabilities and stockholders's deficiency
Current liabilities
Accounts payable and accrued expenses	$23,561	$32,961
Due to related parties	4,000	4,000
Total current liabilities	27,561	36,961

Total liabilities	27,561	36,961

Stockholders' Deficiency
Preferred "B" stock-20,000,000 authorized $0.001 par value, 0 and 5,000,000 shares issued and outstanding as of January 31, 2014 and April 30, 2013	-	25,000
Common stock-300,000,000 authorized $0.001 par value, 5,994,448 and 494,448 shares issued and outstanding as of January 31, 2014 and April 30, 2013	5,994	494
Additional paid in capital	187,409	88,285
Accumulated deficit	(171,765)	(137,001)

Total Stockholders' Deficiency	21,638	(23,222)

TOTAL LIABILITIES AND STOCKHOLDERS'S DEFICIT	$49,199	$13,739

See accompanying notes to financial statements

QMIS Finance Securities Corporation
(f/k/a Lightman Grant, Inc.)
Statement of Operations
(unaudited)

	The three months ended January 31,		The nine months ended January 31,
	2014	2013	2014	2013

Operating Expense
General and administrative expenses	9,000	161	34,764	8,661
Total expenses	9,000	161	34,764	8,661

Operating Loss	(9,000)	(161)	(34,764)	(8,661)

Interest expense	-	-	-	-

Net Loss	(9,000)	(161)	(34,764)	(8,661)

Net loss per share:
Net loss per share, Basic and diluted	(0.00)	(0.00)	(0.02)	(0.02)
Weighted average shares outstanding, Basic and diluted	3,483,579	494,449	1,989,014	494,449

See accompanying notes to financial statements

QMIS Finance Securities Corporation
(f/k/a Lightman Grant, Inc.)
Statement of cash flow
(unaudited)

	The nine months ended January 31,
	2014	2013
Operating activities:
Net loss	$(34,764)	$(8,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of services provided by related parties	-	6,000
Expenses paid by sharehoders	32,764	2,500
Changes in operating assets and liabilities:	-	-
Increase (decrease) in accounts payable& accrued expenses	(9,400)
Net cash used in operating activities	(11,400)	(161)

Financing activities:
Proceeds from issuance of common stock	500	-
Proceeds from shareholder with capital contribution	46,360	-
Net cash provided by financing activities	46,860	-

Net changes in cash	35,460	(161)

Cash, beginning of period	-	161

Cash, end of period	$35,460	$-

Supplemental Cash Flow Disclosure Information:
Payables paid by related parties	11,400	6,031

See accompanying notes to financial statements

QMIS Finance Securities Corporation

Notes to financial statements

January 31, 2014

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

Revenues: The former sole officer of the Company recorded $24,000 as FMV of his compensation and rent.  These funds were recorded as an expense on the prior financial statements submitted to the SEC.  The prior financial statements recorded these transactions from May 2007 through April 30, 2012 as expenses and contribution to paid-in-capital.  According to ASC 958-605-25-2 such nonreciprocal transactions are recognized as revenue in the period the contribution is received. This departure from GAAP on the prior financial statements has been corrected on the restated financial statements.  There was no provision for the FMV of the officer services in the statement of revenues and expenses for the period ended January 31, 2014.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.  There were $500 cash proceeded from issuance of common shares in the escrow account and $34,960 proceeded from Chin Yung Kong with capital contribution at January 31, 2014.  At the date of this report there was still no operating checking account.The majority shareholder, Chin Yung Kong has used his personal funds to pay the Company liabilities.

Receivable – Other:  On November 8, 2012 Michael Anthony stated that Lightman Grant, Inc. did not have any liability owing to any vendor.  During the course of the audit it was determined that there was $13,739 due to vendors.  The financial statements reflect this liability in accounts payable, offset by a receivable amount due from Michael Anthony.

Property and Equipment The Company does not have any property and equipment at both January 31, 2014 and 2013.

Valuation of Long-Lived Assets: The Company does not have any long lived assets, including Goodwill on January 31, 2014 and 2013.

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

Our federal and state income tax returns are open for fiscal years ending on or after April 30, 2007. We are not under examination by any jurisdiction for any tax year. At January 31, 2014 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

We have had no revenues in the three and nine months ended January 31, 2014 and 2013. Our operating expenses for the three and nine months ended January 31, 2014 were $34,764 and $9,000, compared to that for the three and nine months ended January 31, 2013 were$161 and $8,661, comprised of general and administrative expenses.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2014, we had $49,199 of assets and $27,561 of liabilities. The liabilities were mainly the dues to related parties for part of the expenses paid by Chin Yung Kong and the accounts payable and accrued expenses for the service providers such as legal fee, audit fee and transfer agent fees. We are dependent upon interim funding provided by management to pay professional fees and expenses, Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of January 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

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

QMIS Finance Securities Corporation

/s/ Chin Yung Kong
Name: Chin Yung Kong
Title: President/CEO and Director and Chief Accounting Officer Date: March 12, 2014