Form 10-K
period 2014-04-30
QMIS Finance Securities Corp
filed 2014-08-28
CIK 1489644

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000 – 53995

QMIS Finance Securities Corporation
(Name of Small Business Issuer in Its Charter)

Delaware	59-3270650
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

136-40 39th Avenue

Garden Plaza, Suite 6B

Flushing, NY 11354

                                                                  (Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number: 9294219748

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [  ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,994,448 common shares issued and outstanding as of August 11, 2014.

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

Item 4. Mine Safety Disclosures

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

On September 12, 2013, Chin Yung Kong converted 5,000,000 shares of Preferred Stock that he owned to 5,000,000 shares of Common Stock. On September 12, 2013, the Company issued 500,000 shares of common stock to Yishan Lu for the price of $0.001 per share.

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

ACQUISITION OF OPPORTUNITIES

Management owns 5,380,000 shares of Common Stock and -0- shares of series B Preferred Stock..  Accordingly management controls 99% of the total issued and outstanding shares of QMIS. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company’s shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities.

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

EMPLOYEES

QMIS currently has no employees. The business of the Company will be managed by its sole officer and director and such officers or directors which may join the Company in the future, and who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time.  There has not been any compensation paid or charged to the Company for the fiscal years ended April 30, 2014 and 2013 and there is no compensation charges planned in the foreseeable future.

Item 1A. Risk Factors

This section is not applicable to the Registrant as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

This section is not applicable to the Registrant as a Smaller Reporting Company.

Item 2. Properties

QMIS shares office space with its officer and director at Block 5, Room 2503, Wanda Square, No.93 Jianguo Road, Chaoyang District, Beijing, China 100022. QMIS also uses the address of its executive office at 136-40 39th Avenue Garden Plaza, Suite 6B, Flushing, NY 11354. The Company does not have a lease and the Company pays no rent for the space. The Company does not own any properties nor does it lease any properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

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

The table below sets forth the high and low bid quotations for the Company’s Common Stock for each quarter of fiscal 2013 and fiscal 2014. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Moreover, the following quotations are based on publically available historical charts.

Closing Bids  (Where did the price for the last 4 quarters come from??)

	HIGH	LOW
Quarter end April 30, 2014	$.15	$.09
Quarter end January 31, 2014	$.9	$.9
Quarter end October 31, 2013	$.97	$.005
Quarter end July 31, 2013	$.11	$.11

Quarter end April 30, 2013	$.05	$.05
Quarter end January 31, 2013	$.05	$.05
Quarter end October 31, 2012	$.05	$.04
Quarter end July 31, 2012	$.05	$.05

At the time of filing of this annual report on Form 10-K, there is issued and outstanding.5,994,44 shares at April 30, 2014 and 494,448 at April 30, 2013. The  Common Stock that is not subject to outstanding options or warrants to purchase additional shares.. At April 30, 2014 there were 5,000,000 shares of Series B Preferred Stock outstanding, each share of which is convertible into ten (10) shares of common equity of the Company.  The majority owner of the Company, Chin Yung Kong, exchanged his 5,000,000 shares of Preferred Shares for 5,000,000 Common Shares.  There are no issued Preferred Shares at April 30, 2014.

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

As of April 30, 2014 and 2013, there were approximately 160 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

•

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

We have had no revenues in the year ended April 30, 2014 and 2013. Our operating expenses for the year ended April 30, 2014 were $34,764, compared to that for the year ended April 30, 2013 were $24,439, comprised of general and administrative expenses.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2014, we had $49,199 of assets and $27,561 of liabilities. The liabilities were expenses paid by Chin Yung Kong and the accounts payable and accrued expenses for the service providers such as legal fee, audit fee and transfer agent fees. We are dependent upon interim funding provided by management to pay professional fees and expenses, Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding.

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

The Company currently plans to satisfy its cash requirements for the next 12 months though it’s current cash and by borrowing from its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

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

None

Item 8. Financial Statements and Supplementary Data.

PLEASE SEE THE FINANCIAL STATEMENTS AND FOOTNOTES ATTACHED TO THE END OF THIS FORM 10-K ANNUAL REPORT.

Item 9. Changes in and Disagreements with Accountants.

         The Company has no change in or disagreement with Accountants during the past fiscal year.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

It is the responsibility of the chief executive officer and chief financial officer of QMIS, Inc. to establish and maintain a system for internal controls over financial reporting such that QMIS, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the “Exchange Act”). Chin Yung Kong is the Company’s chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Chin immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2014, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014 and 2013.. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of April 30, 2014 and 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Position

Chin Yung Kong	61	Chief Executive Officer, President, Secretary, Treasurer, Director

Chin Yung Kong, age 61, a Malaysian citizen and currently resides in Dalian, China.  Mr. Chin is the Managing Director of QMIS Capital Finance.  Since 2012 Mr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States.  From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China.  Prior to 1995 Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore.  Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance.

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

Item 11. Executive Compensation

No executive compensation was expensed or paid during the fiscal year ended April 30, 2014. Compensation and office rent reimbursement in the amount of $24,000 was expensed for the years ended April 30,

2012 and earlier and these expenses since it was not paid had been treated as “Paid-In-Capital”. The annual financial statements presented with this report restate the transaction to be a non-reciprocal transfer and is presented as “Revenue Donations” to offset the compensation and rent expense and has been restated as not being a contribution of “Paid In Capital. QMIS has no employment agreement with any of its officers and directors.

The following tables show, as to the named executive officers, certain information concerning stock options:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Chin Yung Kong, President and Chairman	2014/2013	0	0	0	0	0	0	0	0
Michael Anthony, Former Pres/Chairman.	2012	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT APRIL 30, 2014 AND 2013
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Chin Yung Kong, President and Chairman	0	0	0	0	0	0	0	0	0
Michael Anthony, Former Pres. and Chairman	0	0	0	0	0	0	0	0	0

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

The following table sets forth, as of  April 30, 2014 and August 11, 2014 the number and percentage of outstanding shares of common and preferred stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company’s outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

	Common Shares	Percentage (1)	Preferred Shares	Percentage (2)

Owner
Chin Yung Kong	5380,000	89.75%	0	N/A
Officers and directors	5380,000	89.75%	0	N/A
as a group (1 persons)

5% shareholders:
Yishan Lu	500,000	8.34%	0	N/A

None

(1)	Based on 5,994,448 shares of common stock outstanding as of April 30, 3014 and August 11, 2014

(2)

 On September 12, 2013, Chin Yung Kong converted 5,000,000 shares of Preferred Stock that he owned to 5,000,000 shares of Common Stock. Tthe Company also issued 500,000 shares of common stock to Yishan Lu for the price of $0.001 per share.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants during the fiscal years ended April 30, 2014 and April 30, 2013:

Fee Category	2014 Fees	2013 Fees

Audit Related Fees	$ 10,000	$ 10,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Document

2.1	Agreement of Merger, dated January 3, 2008*

2.1.2	Articles of Merger, Florida*

2.1.3	Certificate of Merger, Delaware*

3.1.1	Articles of Incorporation dated October 10, 1994*

3.1.2	Articles of Amendment dated October 25, 1996*

3.1.3	Articles of Amendment dated August 26, 1997*

3.1.4	Certificate of Incorporation – Delaware, dated October 23, 2007*

3.1.5	Certificate of Amendment dated January 29, 2009*

3.1.6	Certificate of Amendment dated February 13, 2009*

3.2	By-Laws*
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

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

August 28, 2014

Appendix

Financial Statements and Footnotes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of QMIS Finance Securities Corporation

Flushing, NY

We have audited the accompanying balance sheets of  QMIS Finance Securities Corporation as of April 30, 2014 and 2013 and the related statements of operations,, changes in stockholders’ deficit and cash flows for each of the years in the two year periods ended April 30, 2014 and 2013. QMIS Finance Securities Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of QMIS Finance Services Corporations’ internal control over financial reporting as of April 30, 2014 and 2013 included in the accompanying President and CEO’s report and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QMIS Finance Services Corporation as of April 30, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

VB&T Certified Public Accountants, PLLC
New York, NY August 25, 2014

QMIS Finance Securities Corporation

Balance Sheet

	April 30,	April 30,
	2014	2013

Assets
Current Assets
Cash	$-	$-
Receivable-other	13,739	13,739
Total current assets	13739	13,739

Total Assets	$13,739	$13,739

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable and accrued expenses	$23,561	$32,961
Due to related parties	-	4,000
Total current liabilities	23,561	36,961

Total Liabilities	23,561	36,961

Stockholders' Deficiency
Preferred "B" stock-20,000,000 authorized $0.001 par value, 0 and 5,000,000 shares issued and outstanding as of April 30, 2014 and 2013	-	25,000
Common stock-300,000,000 authorized $0.001 par value, 5,994,448 and 494,448 shares issued and outstanding as of April 30, 2014 and 2013	5,994	494
Additional paid in capital	155,949	88,285
Accumulated deficit	(171,765)	(137,001)

Total Stockholders' Deficit	(9,822)	(23,222)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,739	$13,739

See independent auditors’ report and accompanying notes to financial statements. F-2

QMIS Finance Securities Corporation

Statement of Operations

	The year ended April 30,
	2014	2013

Operating Expense
General and administrative expenses	$34,764	$24,439
Total expenses	34,764	24,439

Operating Loss	(34,764)	(24,439)

Interest expense	-	-

Net Loss	(34,764)	(24,439)

Net loss per share:
Net loss per share, Basic and diluted	(0.01)	(0.05)
Weighted average shares outstanding, Basic and diluted	3,975,271	494,449

See independent auditors’ report and accompanying notes to financial statements.

QMIS Finance Securities Corporation

Statements of Stockholders' Deficit

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capita	Deficit	Deficit

Balance at April 30, 2011(Restated)	494,448	$494	5,000,00	$25,000	$18,486	$(93,411)		$(49,431)

Net loss	-	-	-	-	-	(19,151)		(19,151)

Balance at April 30, 2012(Restated)	494,448	$494	5,000,00	$25,000	$18,486	$(112,562)		$(68,582)

Additional paid-in-capital	-	-	-	-	69,799	-		69,799
Net Loss	-	-	-	-	-	(24,439)		(24,439)

Balance at April 30, 2013	494,448	$494	5,000,00	$25,000	$88,285	$(137,001)	S	(23,222)

Convert Preferred stock to Common stock	5,000,00	$5,000	(5,000,000)	(25,000)	20,000	-		-
Shares issued $0.001 per share	500,000	500	-	-	-	-		500
Shareholder's capital contribution	-	-	-	-	43,664	-		43,664
Net Loss	-	-	-	-	-	(34,764)		(34,764)

Balance at April 30, 2014	5,994,44	$5,994	-	$-	$151,949	$(171,765)		$(13,822)

See independent auditors’ reports and accompanying notes to financial statements

F4

QMIS Finance Securities Corporation

Statement of Cash Flows

	The year ended April 30,
	2014	2013
Operating activities:
Net loss	$(34,764)	$(24,439)
Changes in operating assets and liabilities:	-	-
Increase (decrease) in accounts payable& accrued expenses	(9,400)	(205)
Increase (decrease) in accounts amounts due to related parties	(4,000)	(45,316)
Net cash used in operating activities	(48,164)	(69,960)

Financing activities:
Proceeds from issuance of common stock	500	-
Proceeds from shareholder with capital contribution	47,664	69,799
Net cash provided by financing activities	48,164	69,799

Net changes in cash	-	(161)

Cash, beginning of period	-	161

Cash, end of period	$-	$-

Supplemental Cash Flow Disclosure Information:
Interest paid	-	-
Taxes paid	-	-

See independent auditors’ report and accompanying notes to financial statements.

Notes to Financial Statements:

Note 1:  Organization

QMIS Finance Services Corporation  was incorporated in the State of Delaware on October 23, 2007 under the laws of the State of Delaware. When used in these notes, the term “Company” means QMIS Finance Services Corporation. The Company is a shell company having no operations or assets. The Company is seeking a merger with another company. Management anticipates that it may be able to participate in only one potential merger discussion because the Company has limited financial resources. As a result, investment in the Company carries substantial risk.

On November 13, 2012, Corporate Services International, Inc. / Michael Anthony (“Seller”), who was the controlling shareholder of the Company, sold 380,000 shares of common stock, $0.001 par value and 5,000,000 shares of Series B Preferred Stock, $0.001 par value, to Chin Yung Kong (“Purchaser”) for an aggregated price of $170,000.00. Chin Yung Kong then sold 380,000 shares of common stock represented approximately 76% of the total issued and outstanding common stock of the Company and then purchased 5,000,000 shares of Series B Preferred Stock represent 100% of the total issued and outstanding preferred stock of the Company. As result of this share purchase transaction, Chin Yung Kong became the controlling shareholder of the Company. Chin Yung Kong used personal funds for the transaction.

On September 12, 2013, Chin Yung Kong converted 5,000,000 shares of Series B Prefered Stock that he owned for  5,000,000 shares of Common Stock.  On September 12, 2013, the Company also issued 500,000 shares of common stock to Yishan Lu for the price of $0.001 per share.

Note: Significant Accounting Policies

Basis of Presentation: The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (”GAAP”).

Revenues: The former sole officer of the Company recorded $24,000 as FMV of his compensation and rent.  These funds were recorded as an expense on the prior financial statements submitted to the SEC.  The prior financial statements recorded these transactions from May 2007 through April 30, 2012 as expenses and contribution to paid-in-capital.  According to ASC 958-605-25-2 such nonreciprocal transactions are recognized as revenue in the period the contribution is received. This departure from GAAP on the prior financial statements has been corrected on the restated financial statements.  There was no provision for the FMV of the officer services in the statement of operations for the period ended April 30, 2014 and 2013..

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.  There were $500 cash proceeded from issuance of common shares in the escrow account and $34,960 proceeded from Chin Yung Kong with capital contribution at April 30, 2014.  At the date of this report there was still no operating checking account.  There was only the escrow account, but the cash is not considered restricted cash. The majority shareholder, Chin Yung Kong has used his personal funds to pay the Company liabilities.

Receivable – Other:  On November 8, 2012 Michael Anthony stated that Lightman Grant, Inc. did not have any liability owing to any vendor.  During the course of the April 30, 2013 audit it was determined that there was $13,739 due to vendors.  The financial statements reflect this liability in accounts payable, offset by a receivable amount due from Michael Anthony. The company has not determined the disposition of the transactions as of August 11, 2014.

Property and Equipment The Company does not have any property and equipment at both April 30, 2014 and 2013.

Valuation of Long-Lived Assets: The Company does not have any long lived assets, including Goodwill on April 30, 2014 and 2013.

Stock Based Compensation: The Company does not have any stock based copmm or pension plan.

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

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry forwards. We have determined it more likely than not that these timing differences will not materialize and have not provided a valuation allowance as a net deferred tax asset. Management will continue to evaluate the quality of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

Our federal and state income tax returns are open for fiscal years ending on or after April 30, 2007. We are not under examination by any jurisdiction for any tax year. At April 30, 2014 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

On November 19, 2007, in exchange for approximately $19,000 of capital investments by Century Capital Partners the Company issued 380,000 shares of restricted $.001 par value common stock. Mr. Anthony who was at that times the managing member of CCP having both sole voting and dispositive control.

On November 13, 2012, Corporate Services International, Inc. / Michael Anthony (“Seller”), who was the controlling shareholder of the Company, sold 380,000 shares of common stock, $0.001 par value to Chin Yung Kong.

On September 12, 2013, Chin Yung Kong converted 5,000,000 shares of Serlies B Preferred Stock that he owned to 5,000,000 shares of Common Stock.

On September 12, 2013, the Company also issued 500,000 shares of common stock to Yishan Lu for the price of $0.001 per share.

Preferred Stock

The Company is currently authorized to issue up to 20,000,000 shares of $ 0.001 preferred stock. Effective April 30, 2007 the board of directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind.

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

On September 12, 2013, Chin Yung Kong converted 5,000,000 shares of Series B Preferred Stock, $0.001 par value that he owned for 5,000,000 shares of Common Stock.

Note 6: Related Party Transactions not Disclosed Elsewhere--

Fair value of services: The principal stockholder provided, services to the Company valued at $1,800 per month, $21,600 per year) for the fiscal years ended April 30, 2008 through April 30, 2012.  The principal stockholder also provided office space to the Company valued at $200 per month, a total of $2,400 for the year ending April 30, 2012 in accordance with ASC 958-605-25-2, The total of these expenses ($24,000) were charged to general and administrative expenses with a corresponding credit to “Additional paid-in-capital”.There are no charges for stockholder services and rent for the years ended April 30, 2014 and 2012.

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

Note 8: Subsequent Events—

The Company has adopted The “Financial Standards Board” ASU 2010-09 dated February, 2010. Management has evaluated subsequent events through August 11, 2014, the date on which the financial statements were available to be issued. Management is not aware of any subsequent events that require recognition or disclosure in the financial statements.