Form 10-Q
period 2014-10-31
QMIS Finance Securities Corp
filed 2014-12-22
CIK 1489644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

QMIS Finance Securities Corporation

(Exact name of registrant as specified in its charter)

Delaware	59-3270650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

136-40 39th Avenue

Garden Plaza, Suite 6B

Flushing, NY 11354

(Address of Principal Executive Offices and zip code)

9294219748

(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☑ YES ☐ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,994,448 common shares issued and outstanding as of December 15, 2014.

QMIS Finance Securities Corporation

October 31, 2014 and 2013

QMIS Finance Securities Corporation

Balance Sheets

	October 31, 2014	April 30, 2014
	(Unaudited)

Assets
Current assets
Cash	$—	$—
Receivable-other	13,739	13,739

Total current assets	13,739	13,739

Total assets	$13,739	$13,739

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$23,561	$23,561

Total current liabilities	23,561	23,561

Total liabilities	23,561	23,561

Stockholders' deficit
Preferred stock par value $0.001: 20,000,000 shares authorized;
5,000,000 shares designated
Series B preferred stock par value $0.001: 5,000,000 shares authorized;
each Series B share has 10 times voting rights over the common and converts to 10 common shares
none issued or outstanding	—	—
Common stock par value $0.001: 300,000,000 shares authorized;
5,994,448 shares issued and outstanding	5,994	5,994
Additional paid in capital	160,149	155,949
Accumulated deficit	(175,965)	(171,765)

Total stockholders' deficit	(9,822)	(9,822)

Total liabilities and stockholders' deficit	$13,739	$13,739

See accompanying notes to the financial statements

QMIS Finance Securities Corporation

Statements of Operations

	For the three months ended		For the six months ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expense
General and administrative expenses	$4,200	$16,164	$4,200	$25,764

Total operating expenses	4,200	16,164	4,200	25,764

Loss before income tax provision	(4,200)	(16,164)	(4,200)	(25,764)

Income tax provision	—	—	—	—

Net Loss	$(4,200)	$(16,164)	$(4,200)	$(25,764)

Earnings per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	5,994,448	3,483,579	5,994,448	1,989,014

See accompanying notes to the financial statements

QMIS Finance Securities Corporation

Statement of Changes in Stockholders' Deficit
For the Interim Period Ended October 31, 2014
(Unaudited)

	Series B Preferred Stock Par Value $0.001		Common Stock Par Value $0.001		Additional		Total
	Number of		Number of		Paid-in	Accumulatd	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2013	5,000,000	$25,000	494,448	$494	$88,285	$(137,001)	$(23,222)

Conversion of Series B preferred stock to common stock on September 12, 2013	(5,000,000)	(25,000)	5,000,000	5,000	20,000		—

Issuance of common shares for cash on September 12, 2013			500,000	500			500

Capital contribution					47,664		47,664

Net loss						(34,764)	(34,764)

Balance, April 30, 2014	—	—	5,994,448	5,994	155,949	(171,765)	(9,822)

Capital contribution					4,200		4,200

Net loss						(4,200)	(4,200)

Balance, October 31, 2014	—	$—	5,994,448	$5,994	$160,149	$(175,965)	$(9,822)

See accompanying notes to the financial statements

QMIS Finance Securities Corporation

Statements of Cash Flows

	For the six months ended
	October 31, 2014	October 31, 2013
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(4,200)	$(25,764)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	—	(7,400)

Net cash used in operating activities	(4,200)	(33,164)

Financing activities:
Proceeds from issuance of common stock	—	500
Capital contribution	4,200	33,164

Net cash provided by financing activities	4,200	33,664

Net changes in cash	—	500

Cash, beginning of reporting period	—	—

Cash, end of reporting period	$—	$500

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Income taxes paid	$—	$—

See accompanying notes to the financial statements

QMIS Finance Securities Corporation

October 31, 2014 and 2013

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

QMIS Finance Securities Corporation

QMIS Finance Securities Corporation (f/k/a Lightman Grant, Inc.) (the “Company”) was incorporated on October 23, 2007 under the laws of the State of Delaware. The Company is currently inactive and is seeking a merger with another company.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company's significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended April 30, 2014 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on August 28, 2014.

Fiscal Year-End

The Company elected April 30th as its fiscal year ending date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimates and assumptions affecting the financial statements were as follows:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
(ii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company's financial assets and liabilities, such as cash, receivable - other and accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.

Deferred Tax Assets and Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no contingent shares issuance arrangement, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share at October 31, 2014.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management's plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a. Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans)

b. Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations

c. Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a. Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern

b. Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations

c. Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at October 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company's cash position may not be sufficient to support the Company's daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholders' Deficit

Shares Authorized

Shares Authorized upon Incorporation

Upon formation the total number of shares of stock which the Corporation shall have authority to issue is 252,000,000; 250,000,000 shares shall be designated as common stock, par value $0.001 per share and 2,000,000 shares shall be designated as preferred stock, par value $0.001 per share..

Amendment to the Articles of Incorporation

On January 1, 2009, upon approval by written consent, in lieu of a special meeting, of the majority stockholders the Company was authorized to file a certificate of amendment to its Articles of Incorporation to (1) increase the total number of shares of stock which the Corporation shall have the authority to issue to 320,000,000, of which 300,000,000 shall be designated as common stock, par value $0.001 per share, and of which 20,000,000 shall be designated as preferred stock, par value $.001 per share; and (2) designate a series of the voting preferred stock of the Company as "Series B Preferred Stock," $0.001 par value, and the number of shares constituting such series to be Five Million (5,000,000). Each share of Series B Preferred Stock shall entitle the holder thereof to 10 votes on all matters submitted to a vote of the stockholders of the Company and shall be convertible into ten (10) shares of Common Stock.

Series B Preferred Stock

On September 12, 2013, Mr. Chin, Yung Kong, the Company's sole director and officer, converted 5,000,000 shares of Series B Preferred Stock that he owned to 5,000,000 shares of Common Stock.

Common Stock

On September 12, 2013, the Company issued 500,000 shares of its common stock to Yishan Lu at $0.001 per share or $500 in cash.

Additional Paid-in Capital

During the reporting period ended April 30, 2014, Mr. Chin, Yung Kong paid $47,664 for the Company's professional fees, which was recorded as additional paid-in capital.

During the reporting period ended October 31, 2014, Mr. Chin, Yung Kong, paid $4,200 for the Company's professional fees, which was recorded as additional paid-in capital.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Mr. Chin Yung Kong	Chairman, CEO, significant stockholder and director

Free Office Space

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

•      comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•      submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

•      disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

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

Effective April 30, 2007, the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company's balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its May 1, 2007, balance sheet as a “quasi reorganization”, pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From May 1, 2007 forward, the Company has recorded net income (and net losses) to retained earnings and (and net losses) to retained earnings and (accumulated deficit).

On March 1, 2013, the Company changed its name to QMIS Finance Securities Corporation and effective on March 1, 2013, the Company's common stock is quoted on the over the counter stock markets under the symbol “QMIS”.

Results of Operations

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock.

We have had no revenues in the six months and three months ended October 31, 2014 and 2013. Our operating expenses for the six months and three months ended October 31, 2014 were $4,200 and $4,200, compared to that for the six months and three months ended October 31, 2013 were $25,764 and $16,164, comprised of general and administrative expenses.

Management believes there exists numerous private operating businesses seeking the perceived benefits of operating as a publicly registered corporation whose common stock trades on the over the counter bulletin board or OTC markets OTCQB. Perceived benefits may include increasing equity financing options, providing stock options or similar benefits as incentives to key employees, and achieving liquidity (subject to restrictions of applicable statutes), for all shareholders. Management further believes that certain private operating businesses prefer merging into a publicly registered company so as to eliminate the time and expense of conducting an initial public offering.

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

Owners of these private operating businesses will still incur significant legal and accounting costs in connection with the acquisition of a publicly registered corporation, including the costs of preparing Form 8K's, 10K's, 10Q's and agreements and related reports and documents. The Securities Exchange Act of 1934 specifically requires that within four (4) days of completion of a merger or acquisition transaction with a private operating business, a Form 8-K be filed containing Form 10 information regarding the private operating company, including audited financial statements.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2014, we had $13,739 of assets and $23,561 of liabilities. The liabilities were mainly the accounts payable and accrued expenses for the service providers such as legal fee, audit fee and transfer agent fees. We are dependent upon interim funding provided by management to pay professional fees and expenses, Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding.

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

The Company currently plans to satisfy its cash requirements for the next 12 months though it's current cash and by borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. The Company currently expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

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

There are no limitations in the certificate of incorporation on the Company's ability to borrow funds or raise funds through the issuance of capital stock to effect a business combination. The Company's limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of capital stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

The Company currently has no plans to conduct any research and development or to purchase or sell any significant equipment. The Company does not expect to hire any employees during the next 6 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of October 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company's officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On or near February 18, 2009, Corporate Services International, Inc. contributed $25,000 as paid in capital to Lightman Grant. This capital contribution is separate from and in addition to the $19,040 capital contribution previously made by Century Capital Partners. Lightman Grant has used and shall continue to use these funds to pay the costs and expenses necessary to revive the Company's business and implement the Company's business plan. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder's meeting; accounting and legal fees; and costs associated with preparing and filing this Registration Statement, etc.

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(#)	XBRL Instance Document

101.SCH(#)	XBRL Schema Document

101.CAL(#)	XBRL Calculation Linkbase Document

101.DEF(#)	XBRL Definition Linkbase Document

101.LAB(#)	XBRL Label Linkbase Document

101.PRE(#)	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QMIS Finance Securities Corporation

Date: December 22, 2014	By:	/s/ Chin Yung Kong
Chin Yung Kong President/CEO and Director and Chief Accounting Officer

