Form 10-Q
period 2015-01-31
QMIS Finance Securities Corp
filed 2015-03-20
CIK 1489644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

9294219748

(Registrant’s telephone number, including area code)

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

 ☑ YES ☐ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,994,448 common shares issued and outstanding as of March 15, 2015.

QMIS Finance Securities Corporation

January 31, 2015 and 2014

3

QMIS Finance Securities Corporation

Balance Sheets

	January 31, 2015	April 30, 2014
	(Unaudited)

Assets
Current assets
Cash	$—	$—
Receivable - other	—	13,739

Total current assets	—	13,739

Total assets	$—	$13,739

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$23,561	$23,561

Total current liabilities	23,561	23,561

Total liabilities	23,561	23,561

Stockholders' deficit
Preferred stock par value $0.001: 20,000,000 shares authorized; 5,000,000 shares designated
Series B preferred stock par value $0.001: 5,000,000 shares authorized; each Series B share has 10 times voting rights over the common and converts to 10 common shares none issued or outstanding	—	—
Common stock par value $0.001: 300,000,000 shares authorized; 5,994,448 shares issued and outstanding	5,994	5,994
Additional paid in capital	162,049	155,949
Accumulated deficit	(191,604)	(171,765)

Total stockholders' deficit	(23,561)	(9,822)

Total liabilities and stockholders' deficit	$—	$13,739

See accompanying notes to the financial statements

QMIS Finance Securities Corporation

Statements of Operations

	For the three months ended		For the nine months ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expense
General and administrative expenses	$1,900	$9,000	$6,100	$34,764
Bad expense	13,739	—	13,739	—

Total operating expenses	15,639	9,000	19,839	34,764

Loss before income tax provision	(15,639)	(9,000)	(19,839)	(34,764)

Income tax provision	—	—	—	—

Net Loss	$(15,639)	$(9,000)	$(19,839)	$(34,764)

Earnings per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	5,994,448	3,483,579	5,994,448	1,989,014

See accompanying notes to the financial statements

QMIS Finance Securities Corporation

Statement of Changes in Stockholders' Deficit
For the Interim Period Ended January 31, 2015
(Unaudited)

	Series B Preferred Stock Par Value $0.001		Common Stock Par Value $0.001		Additional		Total
	Number of		Number of		Paid-in	Accumulatd	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2013	5,000,000	$25,000	494,448	$494	$88,285	$(137,001)	$(23,222)

Conversion of Series B preferred stock to common stock on September 12, 2013	(5,000,000)	(25,000)	5,000,000	5,000	20,000		—

Issuance of common shares for cash on September 12, 2013			500,000	500			500

Capital contribution					47,664		47,664

Net loss						(34,764)	(34,764)

Balance, April 30, 2014	—	—	5,994,448	5,994	155,949	(171,765)	(9,822)

Capital contribution					6,100		6,100

Net loss						(19,839)	(19,839)

Balance, January 31, 2015	—	$—	5,994,448	$5,994	$162,049	$(191,604)	$(23,561)

See accompanying notes to the financial statements

QMIS Finance Securities Corporation

Statements of Cash Flows

	For the nine months ended
	January 31, 2015	January 31, 2014
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(19,839)	$(34,764)
Changes in operating assets and liabilities:
Receivable - other	13,739	—
Accounts payable and accrued expenses	—	(9,400)

Net cash used in operating activities	(6,100)	(44,164)

Financing activities:
Proceeds from issuance of common stock	—	500
Capital contribution	6,100	79,124

Net cash provided by financing activities	6,100	79,624

Net changes in cash	—	35,460

Cash, beginning of reporting period	—	—

Cash, end of reporting period	$—	$35,460

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Income taxes paid	$—	$—

See accompanying notes to the financial statements

QMIS Finance Securities Corporation

January 31, 2015 and 2014

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

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended April 30, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 28, 2014.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were as follows:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
(ii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, receivable - other and accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

There were no contingent shares issuance arrangement, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended January 31, 2015 or 2014.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at January 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholders’ Deficit

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

Series B Preferred Stock

On September 12, 2013, Mr. Chin, Yung Kong, the Company’s sole director and officer, converted 5,000,000 shares of Series B Preferred Stock that he owned to 5,000,000 shares of Common Stock.

Common Stock

On September 12, 2013, the Company issued 500,000 shares of its common stock to Yishan Lu at $0.001 per share or $500 in cash.

Additional Paid-in Capital

During the reporting period ended April 30, 2014, Mr. Chin, Yung Kong paid $47,664 for the Company’s professional fees, which was recorded as additional paid-in capital.

During the reporting period ended January 31, 2015, Mr. Chin, Yung Kong, paid $6,100 for the Company’s professional fees, which was recorded as additional paid-in capital.

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

We have had no revenues in the nine months and three months ended January 31, 2015 and 2014. Our operating expenses for the nine months and three months ended January 31, 2015 were $19,839 and $15,639, compared to that for the nine months and three months ended January 31, 2014 were $34,764 and $9,000, comprised of general and administrative expenses.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2015, we had $13,739 of assets and $23,561 of liabilities. The liabilities were mainly the accounts payable and accrued expenses for the service providers such as legal fee, audit fee and transfer agent fees. We are dependent upon interim funding provided by management to pay professional fees and expenses. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of January 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

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

QMIS Finance Securities Corporation

Date: March 20, 2015	By:	/s/ Chin Yung Kong
Chin Yung Kong President/CEO and Director and Chief Accounting Officer

