Form 10-K
period 2015-04-30
QMIS Finance Securities Corp
filed 2015-08-10
CIK 1489644

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. ☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☑ NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $257,508 (114,448 shares at $2.25)

Note: If a determination as to whether a particular person is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,994,448 common shares were issued and outstanding as of July 31, 2015.

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

ACQUISITION OF OPPORTUNITIES

Management owns 5,380,000 shares of Common Stock and -0- shares of series B Preferred Stock. Accordingly management controls 99% of the total issued and outstanding shares of QMIS. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company’s shareholders or may sell their stock in the Company. Moreover, management may sell or otherwise transfer his interest in the Company to new management who will then continue the Company business plan of seeking new business opportunities.

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

EMPLOYEES

QMIS currently has no employees. The business of the Company will be managed by its sole officer and director and such officers or directors which may join the Company in the future, and who may become employees of the Company. The Company does not anticipate a need to engage any fulltime employees at this time. There has not been any compensation paid or charged to the Company for the fiscal years ended April 30, 2015 and 2014 and there is no compensation charges planned in the foreseeable future.

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

The table below sets forth the high and low bid quotations for the Company’s Common Stock for each quarter of fiscal 2014 and fiscal 2015. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Moreover, the following quotations are based on publically available historical charts.

Closing Bids

	HIGH	LOW
Quarter end April 30, 2014	$4.00	$2.00
Quarter end January 31, 2015	$2.50	$1.20
Quarter end October 31, 2014	$4.10	$1.50
Quarter end July 31, 2014	$1.25	$0.10

Quarter end April 30, 2014	$0.15	$0.09
Quarter end January 31, 2014	$0.90	$0.90
Quarter end October 31, 2013	$0.97	$0.005
Quarter end July 31, 2013	$0.11	$0.11

At the time of filing of this annual report on Form 10-K, there is issued and outstanding 5,994,44 shares at April 30, 2015 and 2014. The Common Stock that is not subject to outstanding options or warrants to purchase additional shares. At April 30, 2014 there were 5,000,000 shares of Series B Preferred Stock outstanding, each share of which is convertible into ten (10) shares of common equity of the Company. The majority owner of the Company, Chin Yung Kong, exchanged his 5,000,000 shares of Preferred Shares for 5,000,000 Common Shares. There are no issued Preferred Shares at April 30, 2014 and 2015.

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

As of April 30, 2015 and 2014, there were approximately 160 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

On November 13, 2012, the Company, Lightman Grant, Inc. (prior to the named change to QMIS Financial Securities Corporation “QMIS”) entered into a “Share Purchase Agreement” between Corporate Services International Inc. and its sole owner “Michael Anthony” (collectively, :Seller) and Chin Yung Kong and entities (collectively, Buyer to purchase 380,000 shares representing 76.9% of common stock , $0.001 par value and 5,000,000 shares representing 100% of Series B Preferred Stock, $0.001 par value of the Company.

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

We have had no revenues in the year ended April 30, 2015 and 2014. Our operating expenses for the year ended April 30, 2015 were $23,419, comprised of $9,680 general and administrative expenses and $13,739 bad expense, compared to that for the year ended April 30, 2014 were $ $34,764, all comprised of general and administrative expenses.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2015, we had $3,057 of assets and $25,186 of liabilities. The liabilities were mainly the accounts payable and accrued expenses for the service providers such as legal fee, audit fee and transfer agent fees. We are dependent upon interim funding provided by management to pay professional fees and expenses. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding.

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

  None

Item 8. Financial Statements and Supplementary Data.

PLEASE SEE THE FINANCIAL STATEMENTS AND FOOTNOTES ATTACHED TO THE END OF THIS FORM 10-K ANNUAL REPORT.

Item 9. Changes in and Disagreements with Accountants.

(a)   On October 1, 2014, the Company dismissed its independent registered public accounting firm, VB&T Certified Public Accountants, PLLC (“VB&T”).

None of the reports of VB&T, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to audit scope or accounting principles, except for the explanatory paragraph included in each of our reports referencing significant doubt about the entity’s ability to continue as a going concern.

There were no disagreements between the Company and VB&T, for the two most recent fiscal years and any subsequent interim period through the date of VB&T’s termination on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of VB&T, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

(b)   On October 1, 2014, the Company engaged Li and Company, PC (“LICO”) as its new principal accountant to audit the Company's financial statements.  During the years ended April 30, 2014 and 2013 and through October 1, 2014, neither the Company nor anyone on its behalf consulted LICO. regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

(c)   On May 21, 2015, the Company dismissed its independent registered public accounting firm, Li and Company, PC (“LICO”).

None of the reports of LICO, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to audit scope or accounting principles, except for the explanatory paragraph included in each of our reports referencing significant doubt about the entity’s ability to continue as a going concern.

There were no disagreements between the Company and LICO, for the two most recent fiscal years and any subsequent interim period through the date of LICO’s termination on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of LICO, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

(d)   On May 21, 2015, the Company engaged McCormack, Su & Company Inc. (McCormack, Su & Co.”) as its new principal accountant to audit the Company's financial statements.  During the years ended April 30, 2014 and 2013 and through May 21, 2015, neither the Company nor anyone on its behalf consulted McCormack, Su & Co. regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

It is the responsibility of the chief executive officer and chief financial officer of QMIS, Inc. to establish and maintain a system for internal controls over financial reporting such that QMIS, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the “Exchange Act”). Chin Yung Kong is the Company’s chief executive officer and chief financial officer. The Company's system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Chin immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2015, he has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015 and 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of April 30, 2015 and 2014, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Position

Chin Yung Kong	62	Chief Executive Officer, President, Secretary, Treasurer, Director

Chin Yung Kong, age 62, a Malaysian citizen and currently resides in Dalian, China.  Mr. Chin is the Managing Director of QMIS Capital Finance.  Since 2002 Mr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States.  From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China.  Prior to 1995 Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore.  Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance.

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

Item 11. Executive Compensation

No executive compensation was expensed or paid during the fiscal year ended April 30, 2015. Compensation and office rent reimbursement in the amount of $24,000 was expensed for the years ended April 30, 2012 and earlier and these expenses since it was not paid had been treated as “Paid-In-Capital”. The annual financial statements presented with this report restate the transaction to be a non-reciprocal transfer and is presented as “Revenue Donations” to offset the compensation and rent expense and has been restated as not being a contribution of “Paid In Capital. QMIS has no employment agreement with any of its officers and directors.

The following tables show, as to the named executive officers, certain information concerning stock options:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Chin Yung Kong, President and Chairman	2015/2014/2013	0	0	0	0	0	0	0	0
Michael Anthony, Former Pres/Chairman.	2012	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT APRIL 30, 2015 AND 2014
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Chin Yung Kong, President and Chairman	0	0	0	0	0	0	0	0	0
Michael Anthony, Former Pres. and Chairman	0	0	0	0	0	0	0	0	0

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

Owner	Common Shares	Percentage (1)	Preferred Shares	Percentage (2)
Chin Yung Kong	5,380,000	89.75%	0	N/A
Officers and directors	5,380,000	89.75%	0	N/A
as a group (1 persons)

5% shareholders:
Yishan Lu	500,000	8.34%	0	N/A

None

(1)	Based on 5,994,448 shares of common stock outstanding as of April 30, 3015 and July 31, 2015

(2)	On September 12, 2013, Chin Yung Kong converted 5,000,000 shares of Preferred Stock that he owned to 5,000,000 shares of Common Stock. Tthe Company also issued 500,000 shares of common stock to Yishan Lu for the price of $0.001 per share.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

Following is a summary of the fees expensed relating to professional services rendered by the principal accountants during the fiscal years ended April 30, 2015 and April 30, 2014:

Fee Category	2015 Fees	2014 Fees

Audit Related Fees	$ 7,200	$ 10,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Document

2.1	Agreement of Merger, dated January 3, 2008*

2.1.2	Articles of Merger, Florida*

2.1.3	Certificate of Merger, Delaware*

3.1.1	Articles of Incorporation dated October 10, 1994*

3.1.2	Articles of Amendment dated October 25, 1996*

3.1.3	Articles of Amendment dated August 26, 1997*

3.1.4	Certificate of Incorporation – Delaware, dated October 23, 2007*

3.1.5	Certificate of Amendment dated January 29, 2009*

3.1.6	Certificate of Amendment dated February 13, 2009*

3.2	By-Laws*

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

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

August 10, 2015

Appendix

Financial Statements and Footnotes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of QMIS Finance Securities Corporation

Flushing, NY

We have audited the accompanying balance sheets of QMIS Finance Securities Corporation as of April 30, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two years period ended April 30, 2015. QMIS Finance Securities Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of QMIS Finance Services Corporations’ internal control over financial reporting as of April 30, 2015 included in the accompanying President and CEO’s report and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QMIS Finance Services Corporation as of April 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's accumulated stockholders’ deficit, lack of working capital and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McCormack, Su & Company Inc
Bellingham, WA August 10, 2015

QMIS Finance Securities Corporation

Balance Sheet

	April 30,	April 30,
	2015	2014

Assets
Current Assets
Cash	$3,057	$—
Receivable - other	—	13,739
Total current assets	3,057	13,739

Total Assets	$3,057	$13,739

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable and accrued expenses	$25,186	$23,561
Total current liabilities	25,186	23,561

Total Liabilities	25,186	23,561

Stockholders' Deficiency
Common stock - 300,000,000 authorized, $0.001 par value, 5,994,448 and 5,994,448 shares issued and outstanding as of April 30, 2015 and 2014	5,994	5,994
Additional paid in capital	167,061	155,949
Accumulated deficit	(195,184)	(171,765)

Total Stockholders' Deficit	(22,129)	(9,822)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,057	$13,739

See accompanying notes to financial statements.

QMIS Finance Securities Corporation

Statement of Operations

	The year ended April 30,
	2015	2014

Operating Expense
General and administrative expenses	$9,680	$34,764
Bad expense	13,739	—
Total expenses	23,419	34,764

Operating Loss	(23,419)	(34,764)

Interest expense	—	—

Net Loss	(23,419)	(34,764)

Net loss per share:
Net loss per share, Basic and diluted	(0.01)	(0.01)
Weighted average shares outstanding, Basic and diluted	5,994,449	3,975,271

See accompanying notes to financial statements.

QMIS Finance Securities Corporation

Statements of Stockholders' Deficit

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at April 30, 2013	494,448	$494	5,000,000	$25,000	$88,285	$(137,001)	$(23,222)

Convert Preferred stock to Common stock	5,000,000	$5,000	(5,000,000)	(25,000)	20,000	—	—
Shares issued $0.001 per share	500,000	500	—	—	—	—	500
Shareholder's capital contribution	—	—	—	—	47,664	—	47,664
Net Loss	—	—	—	—	—	(34,764)	(34,764)

Balance at April 30, 2014	5,994,448	$5,994	—	$—	$155,949	$(171,765)	$(9,822)

Shareholder's capital contribution	—	—	—	—	11,112	—	11,112
Net Loss	—	—	—	—	—	(23,419)	(23,419)

	5,994,448	$5,994	—	$—	$167,061	$(195,184)	$(22,129)

See accompanying notes to financial statements

QMIS Finance Securities Corporation

Statement of Cash Flows

	The year ended April 30,
	2015	2014
Operating activities:
Net loss	$(23,419)	$(34,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad expense	13,739	—
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued expenses	1,625	(13,400)
Net cash used in operating activities	(8,055)	(48,164)

Financing activities:
Proceeds from issuance of common stock	—	500
Proceeds from shareholder with capital contribution	11,112	47,664
Net cash provided by financing activities	11,112	48,164

Net changes in cash	3,057	—

Cash, beginning of period	—	—

Cash, end of period	$3,057	$—

Supplemental Cash Flow Disclosure Information:
Interest paid	—	—
Taxes paid	—	—

See accompanying notes to financial statements.

QMIS Finance Securities Corporation

April 30, 2015 and 2014

Notes to the Financial Statements

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

There were no contingent shares issuance arrangement, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the year ended April, 2015 or 2014.

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

As reflected in the financial statements, the Company had an accumulated deficit at April 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the reporting period ended April 30, 2015, Mr. Chin, Yung Kong, paid $8,055 for the Company’s professional fees and $3,057 for contributed capital, which were recorded as additional paid-in capital.

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

