Form 10-Q
period 2015-07-31
QMIS Finance Securities Corp
filed 2015-09-25
CIK 1489644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  ☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

 ☑ YES ☐NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,994,448 common shares issued and outstanding as of September 15, 2015.

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

QMIS Finance Securities Corporation

July 31, 2015 and 2014

QMIS Finance Securities Corporation
Balance Sheet

	July 31,	April 30,
	2015	2015

Assets
Current assets
Cash	$3,057	$3,057
Total current assets	3,057	3,057

Total assets	$3,057	$3,057

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$23,561	$25,186
Total current liabilities	23,561	25,186

Total liabilities	23,561	25,186

Stockholders' Deficit
Preferred stock par value $0.001:20,000,000 shares authorized; 5,000,000 shares designated Series B preferred stock par value $0.001: 5,000,000 shares authorized; each Series B share has 10 times voting rights over the common and converts to 10 common shares none issued or outstanding	—	—
Common stock par value $0.001: 300,000,000 shares authorized; 5,994,448 shares issued and outstanding	5,994	5,994
Additional paid in capital	171,561	167,061
Accumulated deficit	(198,059)	(195,184)

Total Stockholders' Deficit	(20,504)	(22,129)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,057	$3,057

See accompanying notes to the financial statements
F-2

QMIS Finance Securities Corporation
Statement of Operations

	Three months ended July 31,
	2015	2014

Operating Expense
General and administrative expenses	$2,875	$—

Total Operating expenses	2,875	—

Loss before income tax provision	(2,875)	—

Income tax provision	—	—

Net Loss	$(2,875)	$—

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	5,994,449	5,994,449

See accompanying notes to the financial statements
F-3

QMIS Finance Securities Corporation
Statement of Cash Flow

	Three Months ended July 31,
	2015	2014
Operating activities:
Net loss	$(2,875)	$—
Changes in operating assets and liabilities:	—	—
Accounts payable and accrued expenses	(1,625)	—
Net cash used in operating activities	(4,500)	—

Financing activities:
Capital contribution	4,500	—
Net cash provided by financing activities	4,500	—

Net changes in cash	—	—

Cash, beginning of period	3,057	—

Cash, end of period	$3,057	$—

Supplemental Disclosure of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to unaudited financial statements
F-4

QMIS Finance Securities Corporation

July 31, 2015 and 2014

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended April 30, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on August 10, 2015.

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

There were no contingent shares issuance arrangement, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share at July 31, 2015.

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

As reflected in the financial statements, the Company had an accumulated deficit at July 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the reporting period ended July 31, 2015, Mr. Chin, Yung Kong, paid $4,500 for the Company’s professional fees, which was recorded as additional paid-in capital.

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

Note 6 – Subsequent Events

The Company were planning to acquire the QMIS asset management (Asia) Limited and QMIS Securities (Asia) Limited under common control, the transaction didn’t completed till September 15. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

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

We have had no revenues in the three months ended July 31, 2015 and 2014. Our operating expenses for the three months ended July 31, 2015 were $2,875, compared to that for the three months ended July 31, 2014 were nil, comprised of general and administrative expenses.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2015, we had $3,057 of assets and $23,561 of liabilities. The liabilities were mainly the accounts payable and accrued expenses for the service providers such as legal fee, audit fee and transfer agent fees. We are dependent upon interim funding provided by management to pay professional fees and expenses. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding.

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

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of July 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(#)	XBRL Instance Document

101.SCH(#)	XBRL Schema Document

101.CAL(#)	XBRL Calculation Linkbase Document

101.DEF(#)	XBRL Definition Linkbase Document

101.LAB(#)	XBRL Label Linkbase Document

101.PRE(#)	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QMIS Finance Securities Corporation
September 25, 2015
By:	/ S / Chin Yung Kong
Chin Yung Kong President/CEO and Director and Chief Accounting Officer