Form 10-Q
period 2015-10-31
QMIS Finance Securities Corp
filed 2015-12-15
CIK 1489644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  ☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

      ☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,994,448 common shares issued and outstanding as of December 15, 2015.

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

QMIS Finance Securities Corporation

October 31, 2015 and 2014

QMIS Finance Securities Corporation
Balance Sheet
(Unaudited)

	October 31,	April 30,
	2015	2015

Assets
Current assets
Cash	$146	$3,057
Total current assets	146	3,057

Total assets	$146	$3,057

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$23,561	$25,186
Total current liabilities	23,561	25,186

Total liabilities	23,561	25,186

Stockholders' Deficit
Preferred stock par value $0.001: 20,000,000 shares authorized; 5,000,000 shares designated Series B preferred stock par value $0.001: 5,000,000 shares authorized; each Series B share has 10 times voting rights over the common and converts to 10 common shares none issued or outstanding	—	—
Common stock par value $0.001: 300,000,000 shares authorized; 5,994,448 shares issued and outstanding	5,994	5,994
Additional paid in capital	175,311	167,061
Accumulated deficit	(204,720)	(195,184)

Total Stockholders' Deficit	(23,415)	(22,129)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$146	$3,057

See accompanying notes to the financial statements

QMIS Finance Securities Corporation
Statement of Operations
(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2015	2014	2015	2014

Operating Expense
General and administrative expenses	$6,661	$4,200	$9,536	$4,200

Total Operating expenses	6,661	4,200	9,536	4,200

Loss before income tax provision	(6,661)	(4,200)	(9,536)	(4,200)

Income tax provision	—	—	—	—

Net Loss	$(6,661)	$(4,200)	$(9,536)	$(4,200)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic and diluted	5,994,449	5,994,449	5,994,449	5,994,449

See accompanying notes to the financial statements

QMIS Finance Securities Corporation
Statement of Cash Flows
(Unaudited)

	Six Months ended October 31,
	2015	2014
Operating activities:
Net loss	$(9,536)	$(4,200)
Changes in operating assets and liabilities:	—	—
Accounts payable and accrued expenses	(1,625)	—
Net cash used in operating activities	(11,161)	(4,200)

Financing activities:
Capital contribution	8,250	4,200
Net cash provided by financing activities	8,250	4,200

Net changes in cash	(2,911)

Cash, beginning of period	3,057	—

Cash, end of period	$146	$—

Supplemental Disclosure of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to unaudited financial statements

QMIS Finance Securities Corporation

October 31, 2015 and 2014

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

There were no contingent shares issuance arrangement, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share at October 31, 2015.

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

As reflected in the financial statements, the Company had an accumulated deficit at October 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Additional Paid-in Capital

During the year ended April 30, 2015, Mr. Chin, Yung Kong paid $11,112 for the Company’s professional fees, which was recorded as additional paid-in capital.

During the reporting period ended October 31, 2015, Mr. Chin, Yung Kong, paid $8,250 for the Company’s professional fees, which was recorded as additional paid-in capital.

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

Note 6 – Subsequent Events

The Company were planning to acquire the QMIS asset management (Asia) Limited and QMIS Securities (Asia) Limited under common control, the transaction didn’t completed till December 15. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

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

Overview

We qualify as an “development stage company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an development stage company, we will not be required to:

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

We have had no revenues in the three and six months ended October 31, 2015 and 2014. Our operating expenses for the three and six months ended October 31, 2015 were $6,661 and 9,536, compared to that for the three and six months ended October 31, 2014 were $4,200 and $4,200, comprised of general and administrative expenses.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2015, we had $146 of assets and $23,561 of liabilities. The liabilities were mainly the accounts payable and accrued expenses for the service providers such as legal fee, audit fee and transfer agent fees. We are dependent upon interim funding provided by management to pay professional fees and expenses. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of October 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

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
December 15, 2015
By:	/ S / Chin Yung Kong
Chin Yung Kong President/CEO and Director and Chief Accounting Officer