Form 10-Q
period 2016-01-31
QMIS Finance Securities Corp
filed 2016-03-15
CIK 1489644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  ☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

 ☑ YES ☐ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,994,448 common shares issued and outstanding as of March 15, 2016.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

QMIS Finance Securities Corporation

January 31, 2016 and 2015

QMIS Finance Securities Corporation
Balance Sheet
(Unaudited)

	January 31,	April 30,
	2016	2015

Assets
Current assets
Cash	$146	$3,057
Total current assets	146	3,057

Total assets	$146	$3,057

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued expenses	$23,936	$25,186
Total current liabilities	23,936	25,186

Total liabilities	23,936	25,186

Stockholders' Deficit
Preferred stock par value $0.001:20,000,000 shares authorized; 5,000,000 shares designated Series B preferred stock par value $0.001: 5,000,000 shares authorized; each Series B share has 10 times voting rights over the common and converts to 10 common shares none issued or outstanding	—	—
Common stock par value $0.001: 300,000,000 shares authorized; 5,994,448 shares issued and outstanding	5,994	5,994
Additional paid in capital	178,161	167,061
Accumulated deficit	(207,945)	(195,184)

Total Stockholders' Deficit	(23,790)	(22,129)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$146	$3,057

See accompanying notes to the financial statements

QMIS Finance Securities Corporation
Statement of Operations
(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2016	2015	2016	2015

Operating Expense
General and administrative expenses	$3,225	$15,639	$12,761	$19,839

Total Operating expenses	3,225	15,639	12,761	19,839

Loss before income tax provision	(3,225)	(15,639)	(12,761)	(19,839)

Income tax provision	—	—	—	—

Net Loss	$(3,225)	$(15,639)	$(12,761)	$(19,839)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	5,994,449	5,994,449	5,994,449	5,994,449

See accompanying notes to the financial statements

QMIS Finance Securities Corporation
Statement of Cash Flows
(Unaudited)

	Nine Months ended January 31,
	2016	2015

Operating activities:
Net loss	$(12,761)	$(19,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad expense		13,739
Changes in operating assets and liabilities:	—	—
Accounts payable and accrued expenses	(1,250)	—
Net cash used in operating activities	(14,011)	(6,100)

Financing activities:
Capital contribution	11,100	6,100
Net cash provided by financing activities	11,100	6,100

Net changes in cash	(2,911)	—

Cash, beginning of period	3,057	—

Cash, end of period	$146	$—

Supplemental Disclosure of cash flow information:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to unaudited financial statements

QMIS Finance Securities Corporation

January 31, 2016 and 2015

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

There were no contingent shares issuance arrangement, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share at January 31, 2016.

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

As reflected in the financial statements, the Company had an accumulated deficit at January 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholders’ Deficit

Shares Authorized

Shares Authorized upon Incorporation

Upon formation the total number of shares of stock which the Corporation shall have authority to issue is 252,000,000; 250,000,000 shares shall be designated as common stock, par value $0.001 per share and 2,000,000 shares shall be designated as preferred stock, par value $0.001 per share.

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

During the reporting period ended January 31, 2016, Mr. Chin, Yung Kong, paid $11,100 for the Company’s professional fees, which was recorded as additional paid-in capital.

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

Note 6 – Subsequent Events

The Company were planning to acquire the QMIS asset management (Asia) Limited and QMIS Securities (Asia) Limited under common control, the transaction didn’t completed till March 15, 2016. The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

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

We have had no revenues in the three and nine months ended January 31, 2016 and 2015. Our operating expenses for the three and nine months ended January 31, 2016 were $3,225 and 12,761, compared to that for the three and nine months ended January 31, 2015 were $15,639 and $19,839, comprised of general and administrative expenses.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2016, we had $146 of assets and $23,936 of liabilities. The liabilities were mainly the accounts payable and accrued expenses for the service providers such as legal fee, audit fee and transfer agent fees. We are dependent upon interim funding provided by management to pay professional fees and expenses. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of January 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

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
March 15, 2016
By:	/ S / Chin Yung Kong
Chin Yung Kong President/CEO and Director and Chief Accounting Officer